Form 10-Q
period 1995-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 1995-05-12
CIK 806028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1995 Commission File Number 0-17808




                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                           04-2940131
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former Name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No  ___


                  NEW ENGLAND PENSION PROPERTIES V;
                  A REAL ESTATE LIMITED PARTNERSHIP

                            FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 1995

                             PART I

                      FINANCIAL INFORMATION




                                                                Page(s)



Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                            March 31, 1995  December 31, 1994
                                            --------------  -----------------
ASSETS

Real estate investments:
 Joint ventures                              $40,522,999     $  40,779,263
 Property, net                                 9,893,086         9,861,784
                                             --------------  --------------
                                              50,416,085        50,641,047

Cash and cash equivalents                     10,953,737         8,975,244
Short-term investments                         3,151,267         4,913,784
                                             ------------    -------------
                                             $64,521,089     $  64,530,075
                                             ============    =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                              $   93,624      $    116,660
Accrued management fee                            51,582            39,295
Deferred management and disposition fees         399,559           347,978
                                             -----------     --------------
Total liabilities                                544,765           503,933
                                             ===========     ==============

Commitments to fund real estate investments

Partners' capital (deficit):
 Limited partners ($952 per unit;
 160,000 units authorized, 82,613
 and 82,635 issued and outstanding,
 respectively)                              64,037,190         64,086,525
 General partners                              (60,866)           (60,383)
                                            ----------         -----------
Total partners' capital                     63,976,324         64,026,142
                                            ----------         ----------
                                           $64,521,089        $ 64,530,075
                                           ===========        ============



                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                       Quarter ended March 31,
                                       ----------------------
                                        1995          1994
                                        ----          ----


INVESTMENT ACTIVITY
Property rentals                     $ 238,307     $  176,232
Property operations expense            (68,598)      (181,449)
Depreciation and amortization          (68,310)       (76,661)
                                     ---------     ----------
                                       101,399        (81,878)

Joint venture earnings                 625,480        577,153
                                     ---------     ----------

 Total real estate operations          726,879        495,275

Interest on cash equivalents
 and short-term investments            205,357         92,549
                                     ---------     ----------

 Total investment activity             932,236        587,824
                                     ---------     ----------

PORTFOLIO EXPENSES
Management fee                         103,163         82,622
General and administrative              82,817         65,311
                                     ---------     ----------
                                       185,980        147,933
                                     ---------     ----------

NET INCOME                            $746,256     $  439,891
                                    ==========     ==========

Net income per weighted average
 limited partnership unit           $    8.94      $     5.27
                                    ==========     ==========

Cash distributions per limited
 partnership unit outstanding
for the entire period               $    9.52      $    10.00
                                    ==========     ==========

Weighted average number of
 limited partnership units
 outstanding during the period         82,613          82,705
                                    ==========     ==========




                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                Quarter ended March 31,
                                               ------------------------
                                                  1995            1994
                                                  ----            ----

NET CASH PROVIDED BY OPERATING ACTIVITIES      $ 1,031,995       $ 544,757
                                              ------------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property                             (1,110)      (136,903)
 Decrease in short-term
  investments, net                               1,743,682      4,234,102
                                              ------------      ----------
  Net cash provided by
   investing activities                          1,742,572      4,097,199
                                              ------------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                        (794,632)     (835,576)
 Repurchase of limited partnership units            (1,442)     (21,975)
                                              ------------      ----------
  Net cash used in financing activities           (796,074)     (857,551)
                                              ------------      ----------

Net increase in cash
 and cash equivalents                            1,978,493      3,784,405

Cash and cash equivalents:
 Beginning of period                             8,975,244      3,243,164
                                              ------------      ----------

 End of period                               $  10,953,737     $ 7,027,569
                                             =============     ===========








                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                  Quarter ended March 31,
                                 ------------------------

                              1995                   1994
                              ----                   ----

                           General   Limited     General      Limited
                          Partners   Partners    Partners     Partners
                          --------  ---------    --------    ---------

Balance at beginning
     of period           $(60,383)    $64,086,525  $ (60,791)   $ 68,092,152

Repurchase of limited
     partnership units       -             (1,442)      -            (21,975)

Cash distributions         (7,946)       (786,686)    (8,356)       (827,220)

Net income                  7,463         738,793      4,399         435,492
                         --------    ------------  ---------   -------------

Balance at end of period $(60,866)   $ 64,037,190  $(64,748)   $  67,678,449
                          ========    ===========  =========   =============




                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
- - - - - ----------------------------------

  New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income producing real properties. The Partnership commenced operations in May 1987, and acquired the seven real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

  The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $21,911 and $4,447 at March 31, 1995 and December 31, 1994, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
- - - - - -----------------------------------

  The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                                        Assets and Liabilities
                                       ------------------------

                              March 31, 1995      December 31, 1994
                              --------------      -----------------

Assets
Real property, at cost
less accumulated depreciation
of $6,810,941 and
$6,358,984, respectively        $45,025,559           $45,272,536
Other                             3,830,437             3,525,687
                                -----------          ------------
                                 48,855,996            48,798,223

Liabilities                        (800,993)             (440,384)
                                -----------           ------------

Net assets                      $48,055,003           $48,357,839
                                ===========           ============




                                    Results of Operations
                                    ---------------------

                                    Quarter ended March 31,
                                    ----------------------
                                    1995               1994
                                    -----            -------
Revenue
  Rental income                   $1,705,348       $  1,925,929
  Other                               27,583             43,917
                                 -----------       ------------
                                   1,732,931          1,969,846
                                 -----------       ------------

Expenses
  Operating expenses                 498,988            642,310
  Depreciation and amortization      404,970            530,110
                                 -----------       -----------
                                     903,958          1,172,420
                                 -----------       -----------

  Net income                      $  828,973       $    797,426
                                 ===========       ============


     The C.S. Graham and Lakewood investments were sold on June 17, 1994 and August 17, 1994, respectively. The above amounts include their results of operations in 1994.

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their financing arrangements with the joint ventures.

NOTE 3- PROPERTY
- - - - - ----------------

     The following is a summary of the Partnership's investment in property:

                                   March 31, 1995      December 31, 1994
                                   --------------     ------------------

  Land                             $ 3,985,498          $ 3,985,498
  Building and improvements          8,911,775            8,910,665
  Accumulated depreciation            (924,857)            (874,768)
  Investment valuation allowance    (2,900,000)          (2,900,000)
  Other assets, net of accumulated
     amortization                      911,608              839,815
  Accounts receivable                   80,500               60,380
  Accounts payable                    (171,438)            (159,806)
                                   -----------          -----------
                                   $ 9,893,086          $ 9,861,784
                                   ===========          ===========


NOTE 4 - SUBSEQUENT EVENT
- - - - - -------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1995 were made on April 27, 1995 in the aggregate amount of $1,043,093 ($12.50 per limited partnership unit).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - - - - --------------------------------------------------------------------------
 OPERATIONS
- - - - - -----------

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, two of which were sold in 1994.

     At March 31, 1995, the Partnership had $14,105,004 in cash, cash equivalents and short-term investments, of which $1,043,093 was used for cash distributions to partners on April 27, 1995; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's real estate and short-term
investments.   Distributions of cash from operations were made at the annualized rate of 4% on a capital contribution of $1,000 per limited partnership unit for the first quarter of 1994. The distribution rate was increased to 5.25% for the first quarter of 1995. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels. The adjusted capital contribution was reduced from $1,000 to $952 in September 1994 due to the distribution of sale proceeds from the C.S. Graham and Lakewood Apartments sales.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $21,911 and $4,447 at March 31, 1995 and December 31, 1994, respectively. Through March 31, 1995, the Partnership had repurchased 678 limited partnership units for an aggregate cost of $666,214.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted cash flows. Carrying value may be greater or less than current appraised value. At March 31, 1995, certain appraised values exceeded the related carrying values by an aggregate of approximately $2,400,000 and the remaining investments had carrying values which exceeded their appraised values by $3,000,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
- - - - - ---------------------

     FORM OF REAL ESTATE INVESTMENTS

     The investments in the portfolio are structured as joint ventures with real estate development/management firms, with the exception of Puente Street (formerly FMC/Brea), which is a wholly-owned property. The C.S. Graham investment and the Lakewood Apartments investment, which were both sold in 1994, were joint ventures.

     OPERATING FACTORS

     Occupancy at University Business Park was at 96% at March 31, 1995, an increase from 89% at December 31, 1994 and 80% a year earlier. Rental rates are increasing and occupancy levels have remained high as the Phoenix market appears to have stabilized. However, this property faces leasing exposure during 1995 as leases expire for approximately 25% of the space.

     Overall occupancy at the Columbia Gateway Corporate Park remained at 92% at March 31, 1995, up from 73% at March 31, 1994.

     Occupancy at Puente Street remained at 100% at March 31, 1995, where it has been since one year ago (occupancy was 70% at December 31, 1993). As a result of depressed market conditions, the carrying value of this investment was reduced to its lower net realizable value in 1993 and 1994.

     The development of Waters Landing II continues to be on hold. The Partnership has postponed indefinitely its plans to develop an apartment complex at this site and continues to consider the feasibility of an alternative development plan.

     Occupancy increased from 92% to 95% at the Palms Business Center III and IV during the first quarter of 1995 (down slightly from 98% one year ago). The overall health of the Las Vegas market has strengthened and there has been upward movement in rental rates. Discussions continue with the venture partner to dissolve the joint venture to obtain full ownership of this property and full control over management decisions. It is expected that documentation will be finalized during the second quarter; however, there can be no assurance that this transaction will be completed.


     Occupancy at the Dahlia property increased from 89% to 100% during the first quarter of 1994, where it has remained through the first quarter of 1995.

     Santa Rita Plaza was 94% leased at March 31, 1995, which approximated the occupancy at December 31, 1994 and one year ago. Discussions with the venture partner to restructure this joint venture are in process; however, there can be no assurance that these negotiations will be successful.

     INVESTMENT ACTIVITY

     Interest on short-term investments and cash equivalents more than doubled during the first quarter of 1995 as compared to the same period in 1994, due to both an increase in interest rates and a higher average investment balance.
The average investment balance has increased as a result of the retention of a portion of sale proceeds from the C.S. Graham and Lakewood sales in the latter half of 1994.

     Operating income from Puente Street increased significantly between the first quarter of 1995 and the comparable period in 1994, with the lease-up of the property during the first quarter of 1994.

     Exclusive of the operating results from C.S. Graham and Lakewood, joint venture earnings were $625,480 in the first quarter of 1995 and $401,718 in the comparable quarter in 1994. This $223,762 or 56% increase resulted from improved operating results at Dahlia ($177,000) and Columbia Gateway Corporate Park ($72,000). These improvements were primarily due to increased rental income resulting from improved occupancy levels. These increases were partially offset by a decrease in operating results at Palms Business Center III and IV ($37,000) due to a decrease in rental income.

     Exclusive of operating cash flow from Lakewood and C.S. Graham (totaling $86,400), operating cash flow increased $573,638 between the first quarter of 1995 and the comparable quarter of 1994. In addition to the effect of improved operating results, cash flow also increased during the first quarter of 1995 as a result of the timing of cash distributions to the Partnership from certain joint ventures which had been retaining additional working capital reserves. This reduction in working capital reserves was most notable at Santa Rita Plaza ($171,000) and University Business Park ($35,000). Operating cash flow at Puente Street increased by approximately $232,000 between the respective first quarters due primarily to the payment of lease commissions in 1994. These increases were partially offset by the retention of $60,000 in working capital reserves at Dahlia.


PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 1995 and 1994 due to an increase in distributable cash flow. General and administrative expenses increased $17,506 or 27% between the respective quarters, primarily due to an increase in professional fees, as well as legal costs associated with the various joint venture restructurings.

INFLATION
- - - - - ---------

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Recently, declines in property values, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

                 NEW ENGLAND PENSION PROPERTIES V;
                 A REAL ESTATE LIMITED PARTNERSHIP

                            FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 1995

                             PART II

                        OTHER INFORMATION





              Item 6.   Exhibits and Reports on Form 8-K

               a.   Exhibits:   NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1995.






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND PENSION PROPERTIES V; A REAL ESTATE LIMITED PARTNERSHIP
                            (Registrant)



May 12, 1995                ---------------------------------
                            Peter P. Twining
                            Managing Director and General
                            Counsel of Managing General
                            Partner,Fifth Copley Corp.




May 12, 1995                ---------------------------------
                            Marie A. Welch
                            Investment Officer and Chief
                            Accounting Officer of Managing
                            General Partner Fifth Copley Corp.