Form 10-Q
period 1995-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 1995-08-11
CIK 806028

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 1995  COMMISSION FILE NUMBER 0-11884




                 NEW ENGLAND LIFE PENSION PROPERTIES;
                   A REAL ESTATE LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                           04-2774875
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

     399 BOYLSTON STREET, 13TH FL.
     BOSTON, MASSACHUSETTS                     02116
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

                              Yes  X    No  ___


                 NEW ENGLAND LIFE PENSION PROPERTIES;
                   A REAL ESTATE LIMITED PARTNERSHIP

                               FORM 10-Q

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART I

                         FINANCIAL INFORMATION

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                    June 30, 1995  December 31, 1994


ASSETS

Real estate investments:
  Ground leases and mortgage
  loans, net                         $ 11,143,875    $    11,115,609
  Property, net                         4,901,714          4,886,582
  Deferred leasing costs and
  other assets, net                       200,041            197,320
                                      -----------    ---------------
                                       16,245,630         16,199,511

Cash and cash equivalents               1,445,579          2,431,089
Short-term investments                  1,009,955                  -
Interest, rent and other receivables       29,067             50,654
                                      -----------    ---------------

                                     $ 18,730,231    $    18,681,254
                                     ============    ===============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $     70,497    $       255,659
Accrued management fee                     24,575             24,575
Deferred disposition fees                 457,768            457,768
                                      -----------    ---------------

Total liabilities                         552,840            738,002
                                      -----------    ---------------



Partners' capital:
  Limited partners ($546.66 per unit;
     30,000 units authorized,
     issued and outstanding)           18,129,929         17,898,131
  General partner                          47,462             45,121
                                      -----------    ---------------

Total partners' capital                18,177,391         17,943,252
                                      -----------    ---------------


                                     $ 18,730,231    $    18,681,254
                                     ============    ===============



           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                QUARTER ENDED  SIX MONTHS ENDED QUARTER ENDED  SIX MONTHS ENDED
                                JUNE 30, 1995   JUNE 30, 1995   JUNE 30, 1994   JUNE 30, 1994

INVESTMENT ACTIVITY
Property rentals                 $  232,472   $      426,582    $    128,981   $     281,574
Property operations                 (73,742)        (144,991)        (72,330)       (150,041)
Depreciation and amortization       (46,861)         (95,065)        (45,683)        (93,344)
                                 -----------   --------------     -----------   -------------
                                    111,869          186,526          10,968          38,189

Credit from (provision for)
 impaired mortgage loans             30,000           30,000         100,000         100,000
Ground rentals and interest
on mortgage loans                   276,860          554,270         449,699         893,793
                                 -----------   --------------     -----------   -------------

Total real estate operations        418,729          770,796         560,667       1,031,982

Gain on sale of property                  -                -       1,385,561       1,385,561
                                 -----------   --------------     -----------   -------------

Total real estate activity          418,729          770,796       1,946,228       2,417,543

Interest on cash equivalents
and short-term investments           33,838           67,243          23,742          37,570
                                 -----------   --------------     -----------   -------------

Total investment activity           452,567          838,039       1,969,970      2,455,113
                                 -----------   --------------     -----------   -------------

Portfolio Expenses

Management fee                       24,576           49,151          38,811          77,622
General and administrative           31,783           57,779          33,200          59,728
                                 -----------   --------------     -----------   -------------
                                     56,359          106,930          72,011         137,350
                                 -----------   --------------     -----------   -------------

Net income                      $   396,208   $      731,109    $  1,897,959   $   2,317,763
                                 ===========   ==============     ===========   =============

Net income per limited
partnership unit                $     13.08   $        24.13    $      62.63   $       76.49
                                 ===========   ==============     ===========   =============

Cash distributions per
limited partnership unit        $      8.20   $        16.40    $      12.95   $       25.90
                                 ===========   ==============     ===========   =============

Number of limited partnership
units outstanding during
the period                           30,000           30,000          30,000          30,000
                                  ==========   ==============     ===========   =============

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)


            Quarter Ended         Six Months Ended      Quarter Ended       Six Months Ended
            June 30, 1995          June 30, 1995        June 30, 1994        June 30, 1994

            General    Limited     General    Limited   General    Limited    General   Limited
            Partner    Partners    Partner    Partners  Partner    Partners   Partner   Partners
Bal. at
beginning
ofperiod   $45,985  $17,983,683   $45,121  $17,898,131  $28,633 $22,066,151  $28,359 $22,039,045

Cash dis-
tributions  (2,485)    (246,000)   (4,970)    (492,000)  (3,924)   (388,500)  (7,848)   (777,000)

Net income   3,962      392,246     7,311      723,798   18,980    1,878,979  23,178   2,294,585
            -------  -----------   -------  -----------  ------   ----------  -------  ----------
Balance at
end of
period     $47,462  $18,129,929   $47,462 $ 18,129,929  $43,689  $23,556,630 $43,689 $23,556,630
           =======  ===========   =======  ===========  ======  ===========  =======  ==========

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)



                                           Six months ended June 30,
                                                 1995        1994

Net cash provided by operating activities   $  671,878    $ 899,764
                                            ----------    ---------

Cash flows from investing activities:
   Net proceeds from sale of investment              -    6,222,295
   Capital expenditures on owned property     (164,053)    (116,910)
   Decrease (increase) in short-term
      investments, net                        (996,365)     581,914
   Increase in deferred disposition fees              -     192,442
                                             ----------    ---------

   Net cash provided by (used in) investing
      activities                            (1,160,418)   6,879,741
                                            ----------    ---------


Cash flows from financing activity:
   Distributions to partners                  (496,970)    (784,848)
                                             ----------    ---------

Net increase (decrease) in cash and
cash equivalents                              (985,510)    6,994,657

Cash and cash equivalents:
   Beginning of period                        2,431,089    1,038,303
                                             ----------    ---------


   End of period                             $1,445,579    $8,032,960
                                             ==========    =========










           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Notes to Financial Statements
(Unaudited)


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995, and December 31, 1994, and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended June 30, 1995, and 1994. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS

New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in June 1983 and acquired several real estate investments through 1985. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2  -INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS

In accordance with Statement of Financial Accounting Standards No. 114 which the Partnership adopted as of January 1, 1993, the mortgage loan on Decatur TownCenter is impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loan to its estimated fair market value less anticipated costs of sale. The recorded and carrying values of the impaired mortgage loan at the beginning and end of the respective periods are as follows:


                                   Recorded    Valuation     Carrying
                                    Value      Allowance      Value

Balance at January 1, 1994       $ 6,561,846  $(2,800,000) $3,761,846
                                  ==========                =========

Increase in estimated fair market value
     of collateral                                100,000
                                              -----------

Balance at June 30, 1994         $ 6,555,239  $(2,700,000) $3,855,239
                                  ==========  ===========  ==========

Balance at December 31, 1994     $ 6,646,927  $(2,600,000) $4,046,927
                                  ==========               ==========

Increase in estimated fair market value of
collateral                                         30,000
                                              -----------

Balance at June 30, 1995         $ 6,848,933  $(2,570,000) $4,278,933
                                  ==========  ===========  ==========


During the second half of 1994, the allowance was reduced by $100,000.

NOTE 3 - SUBSEQUENT EVENT

Distributions of cash from operations relating to the quarter ended June 30, 1995 were made on July 27, 1995 in the aggregate amount of $248,485 ($8.20 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; one was sold in 1985, one in 1991 and another in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners as of June 30, 1995. One of the Partnership's mortgage loan investments matured in 1994 and another matured in February, 1995. The Partnership is in the process of evaluating various alternatives to renewing these loans.

At June 30, 1995, the Partnership had $2,455,534 in cash, cash equivalents and short-term investments, $248,485 of which was used for cash distributions to partners on July 27, 1995; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first and second quarters of 1995 were made at the annualized rate of 6% on the adjusted capital contribution. The cash distribution rate for the comparative prior year quarters was 7%. The adjusted capital contribution was reduced from $740 per unit to $546.66 per unit in July, 1994, as a result of the distribution of sales proceeds from the Ontario Distribution Center sale in June, 1994. The reduction in the cash distribution rate is due to the absence of cash flow from Ontario.

The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted cash flows. At June 30, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $330,000 and the appraised value of the Rivers Corporate Park exceeded its related carrying value by approximately $40,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers.
Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


RESULTS OF OPERATIONS


OPERATING FACTORS

Leasing at the Willows Shopping Center has remained at 91% during the first half of 1995. (The Center was 78% leased at June 30, 1994.) This property is undergoing a full rehabilitation, including the complete renovation and reconfiguration of the Center. The general partner has determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs together with its affiliate which shares in the ownership. The Partnership's share of the remaining estimated rehabilitation cost is approximately $750,000. Two tenants (totaling 3,200 square feet) that signed leases in the first quarter are now scheduled to commence occupancy in the third quarter; their occupancy was pushed back due to delays in construction. In addition, two other tenants (totaling 15,700 square feet) have signed leases and are scheduled to commence occupancy late in the third quarter. During the second quarter, a lease buyout was agreed upon with the tenant who had vacated the pad site at the entrance to the Center. This space is now available for rehabilitation; the focus is on finding an attractive long-term tenant for this site.

Decatur TownCenter occupancy increased from 90% to 93% during the second quarter of 1995 due to the signing of one lease. (The property was 90% and 97% leased at December 31, 1994, and June 30, 1994, respectively.) Market conditions have improved and the property faces minimal lease rollover exposure during 1995. During the second quarter the Partnership was negotiating a loan extension and modification with the borrower in return for the Partnership's sole right to cause a sale. The borrower, however, was not willing to grant the Partnership the exclusive right to cause a sale. The Partnership is currently exploring other avenues to resolve the dispute.


INVESTMENT RESULTS

In June, 1994, the Ontario Distribution Center investment was sold. After the accrual of the disposition fee of $192,442 payable to the advisor, the Partnership recognized a gain of $1,385,161. During the six months ended June 30, 1994, $309,718 in ground rentals and interest on mortgage loans was recognized from this investment.

The credit from (provision for) impaired mortgage loans relates solely to changes in the net fair market value of the collateral underlying the Decatur TownCenter mortgage loans. Exclusive of the credit from (provision for) impaired mortgage loans and the activity from Ontario Distribution Center, real estate investment results were $740,799 and $622,264 for the six months ended June 30, 1995 and 1994, respectively. This increase of $118,535 or 19%, was due to an increase in net operating income generated by Willows Shopping Center as a result of both improved occupancy and the Partnership's share of the lease buyout proceeds (approximately $65,000), partially offset by a decrease of approximately $30,000 in the operating income generated by Decatur TownCenter due to lower average occupancy.

Interest on cash equivalents and short-term investments increased by $29,673 or 79% due primarily to higher average investment balances.

Operating cash flow, exclusive of approximately $310,000 from Ontario Distribution Center in 1994, increased by approximately $81,000 during the respective periods. This change is reflective of the aforementioned changes in operating results.


PORTFOLIO EXPENSES

The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

The Partnership management fee for the first six months of 1995 decreased approximately $28,000 or 37% compared to the respective prior year period due to the decrease in distributable cash flow. General and administrative expenses remained relatively unchanged between these respective periods.

                 NEW ENGLAND LIFE PENSION PROPERTIES;
                   A REAL ESTATE LIMITED PARTNERSHIP

                               FORM 10-Q

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART II

                           OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND LIFE PENSION PROPERTIES; A
                            REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 11, 1995             Peter P. Twining
                            Managing Director and General Counsel of
                            Managing General Partner,
                            Copley Properties Company, Inc.



August 11, 1995             Marie A. Welch
                            Investment Officer and Chief Accounting
                            Officer of Managing General Partner,
                            Copley Properties Company, Inc.