Form 10-Q/A
period 1995-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 1995-08-11
CIK 806028

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________

                               FORM 10-Q/A

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995    Commission File Number 0-17808




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

BALANCE SHEET
(Unaudited)

                                   June 30, 1995   December 31, 1994
ASSETS

Real estate investments:
 Joint ventures                     $ 29,432,654    $    40,779,263
 Property, net                        19,811,204          9,861,784
                                     -----------    ---------------
                                      49,243,858         50,641,047

Cash and cash equivalents             11,101,575          8,975,244
Short-term investments                 3,366,099          4,913,784
                                     -----------    ---------------
                                    $ 63,711,532    $    64,530,075
                                     ===========    ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                    $     74,220    $       116,660
Accrued management fee                    51,582             39,295
Deferred management and
 disposition fees                        451,140            347,978
                                     -----------    ---------------
Total liabilities                        576,942            503,933
                                     -----------    ---------------

Commitments to fund real
 estate investments

Partners' capital (deficit):
 Limited partners ($952 per unit;
 160,000 units authorized,
 82,564 and 82,635 issued and
 outstanding, respectively)
                                      63,203,470         64,086,525
 General partners                        (68,880)           (60,383)
                                      -----------    ---------------
Total partners' capital               63,134,590         64,026,142
                                      -----------    ---------------

                                    $ 63,711,532    $    64,530,075
                                     ===========    ===============
         (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS (Unaudited)
                             Quarter Ended    Six Months Ended  Quarter Ended    Six Months Ended
                             June 30, 1995     June 30, 1995    June 30, 1994     June 30, 1994
INVESTMENT ACTIVITY

Property rentals              $  708,114      $    1,309,053     $  216,803      $      393,035
Property operations expense     (153,512)           (290,612)       (80,000)           (261,449)
Depreciation and amortization   (160,190)           (341,716)       (80,347)           (157,008)
                               ----------       -------------     ----------       -------------
                                 394,412             676,725         56,456            (25,422)

Joint venture earnings           426,936             865,563        780,604           1,357,757
Investment valuation allowance  (600,000)           (600,000)             -                   -
                               ----------       -------------     ----------       -------------

 Total real estate operations    221,348             942,288        837,060           1,332,335

Gain on sale of joint
venture investment
                                       -                   -        409,982             409,982
                               ----------       -------------     ----------       -------------

 Total real estate activity      221,348             942,288      1,247,042           1,742,317

Interest on cash equivalents
 and short-term investments      209,772             415,129        118,479             211,028
                              ----------       -------------     ----------       -------------

 Total investment activity       431,120           1,357,417      1,365,521           1,953,345
                              ----------       -------------     ----------       -------------

PORTFOLIO EXPENSES
Management fee                   103,163             206,326         82,598             165,220
General and administrative        80,299             163,116         60,390             125,701
                              ----------       -------------     ----------       -------------
                                 183,462             369,442        142,988             290,921
                              ----------       -------------     ----------       -------------

NET INCOME                    $  247,658      $      987,975     $1,222,533      $    1,662,424
                              ==========       =============     ==========       =============

Net income per weighted
average limited partnership
unit                          $     2.97      $        11.84     $    14.64      $        19.90
                              ==========       =============     ==========       =============

Cash distributions per limited
partnership unit outstanding
for the entire period         $    12.50      $        22.02     $    10.00      $        20.00
                              ==========       =============     ==========       =============

Weighted average number of
limited partnership units
outstanding during the period     82,613              82,613         82,680              82,692
                               ==========       =============     ==========       =============


           (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS (Unaudited)


                                           Six Months Ended June 30,
                                               1995           1994

NET CASH PROVIDED BY OPERATING ACTIVITIES  $  2,509,259   $1,679,575
                                            -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of investment                 -    3,602,326
 Increase in deferred disposition fee                 -      117,750
 Investment in joint ventures                          -    (244,991)
 Investment in property                          (6,994)    (244,582)
 Decrease in short-term
  investments, net                             1,503,593    4,573,227
                                            -----------   ----------
   Net cash provided by
     investing activities                      1,496,599    7,803,730
                                             -----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                    (1,837,726)  (1,670,980)
 Repurchase of limited partnership units         (41,801)     (21,975)
                                              -----------   ----------
  Net cash used in financing activities       (1,879,527)  (1,692,955)
                                              -----------   ----------

Net increase in cash and cash equivalents      2,126,331    7,790,350

Cash and cash equivalents:
 Beginning of period                           8,975,244    3,243,164
                                             -----------   ----------

 End of period                              $ 11,101,575   $11,033,514
                                             ===========   ==========


Non-cash transaction:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $10,308,265.






           (See accompanying notes to financial statements)


NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

               QUARTER ENDED          SIX MONTHS ENDED         QUARTER ENDED          SIX MONTHS ENDED
               JUNE 30, 1995           JUNE 30, 1995           JUNE 30, 1994           JUNE 30, 1994

             GENERAL     LIMITED      GENERAL    LIMITED     GENERAL     LIMITED     GENERAL    LIMITED
             PARTNERS    PARTNERS     PARTNERS   PARTNERS    PARTNERS    PARTNERS    PARTNERS   PARTNERS
Balance at
beginning
of period   $(60,926) $ 64,031,311  $(60,383)  $64,086,525  $(64,748) $ 67,678,449 $(60,791)  $68,092,152

Repurchase
of limited
partnership
units               -      (40,359)          -     (41,801)         -             -         -     (21,975)

Cash dis-
tributions   (10,431)   (1,032,663)   (18,377)  (1,819,349)   (8,354)     (827,050)  (16,710)  (1,654,270)

Net income     2,477       245,181      9,880      978,095    12,225     1,210,308    16,624    1,645,800
              --------   -----------   --------   ----------  --------    ----------  --------  -----------

Balance at
end of
period      $(68,880) $ 63,203,470   $(68,880)  $63,203,470  $(60,877) $68,061,707 $(60,877)  $68,061,707
             ========   ===========   ========   ==========  ========   ==========  ========  ===========


         (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

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

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $8,044 and $4,447 at June 30, 1995 and December 31, 1994, respectively.



NOTE 2 - SALE OF JOINT VENTURE INVESTMENTS

     On June 17, 1994, the Partnership's C.S. Graham joint venture sold its property located in Atlanta, Georgia. The total sales price was $3,925,000. After closing costs, the Partnership received proceeds of $3,720,076 and recognized a gain on the sale of this investment of $409,982 ($4.91 per limited partnership unit). A disposition fee of $117,750 was accrued but not paid to the advisor.

     On August 17, 1994, the Partnership's Lakewood Apartments joint venture sold its property located in Lakewood, Arizona. The total sales price was $15,621,399. After closing costs, the Partnership received its share of the proceeds of $4,297,367 and recognized a gain of $1,380,488 ($16.53 per limited partnership unit). A disposition fee of $149,965 was accrued but not paid to the advisor.

     On September 15, 1994, the Partnership made a capital distribution of $3,968,640 ($48 per limited partnership unit) from the proceeds of the C.S. Graham and Lakewood sales. An additional portion of the proceeds was used to pay the previously accrued, but deferred, management fee due to the advisor of $1,259,988. The remainder of the proceeds were retained by the Partnership pending final strategic decisions on projects yet to be developed. These decisions were recently made, and a second capital distribution was made on July 27, 1995, in the amount of $2,313,164 ($28 per limited partnership unit).



NOTE 3 - REAL ESTATE JOINT VENTURES

     In the second quarter of 1995, the Palms Business Center investment was converted to a wholly-owned property effective January 1, 1995. Accordingly, amounts previously reported as joint venture earnings in the first quarter of 1995 have been reclassified in the Statement of Operations. This reclassification had no effect on the Partnership's operating results.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

Assets and Liabilities

                                    June 30, 1995   December 31, 1994


Assets
     Real property, at cost less accumulated
     depreciation of $5,727,344 and
     $6,358,984, respectively        $ 35,952,739    $    45,272,536
     Other                              3,060,131          3,525,687
                                      -----------    ---------------
                                       39,012,870         48,798,223

Liabilities                             (398,665)          (440,384)
                                      -----------    ---------------

Net assets                           $ 38,614,205    $    48,357,839
                                      ===========    ===============


Results of Operations

                                         Six Months Ended June 30,
                                            1995           1994
Revenue
     Rental income                   $  2,697,992    $     4,196,938
     Other                                 49,295             93,803
                                      -----------    ---------------
                                        2,747,287          4,290,741
                                      -----------    ---------------

Expenses
     Operating expenses                   875,167          1,450,216
     Depreciation and amortization        591,065          1,074,098
                                      -----------    ---------------
                                        1,466,232          2,524,314
                                      -----------    ---------------

     Net income                      $  1,281,055    $     1,766,427
                                      ===========    ===============


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their financing arrangements with the joint ventures.

    The C.S. Graham and Lakewood investments were sold on June 17, 1994, and August 17, 1994, respectively. The above 1994 amounts include their results of operations.


     During the second quarter of 1995, the managing general partner determined that it was not in the best interest of the partners to develop the Waters Landing II site. Rather, the property will be listed for sale. Accordingly, the net carrying value of this investment has been reduced to its estimated net fair market value through the recognition of an investment valuation allowance of $600,000. The reduction to net fair market value is pursuant to the Partnership's early application of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

NOTE 4 - PROPERTY

     Effective January 1, 1995, the Palms Business Center joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($10,308,265) was allocated to land, building and improvements and other net operating assets.

    The following is a summary of the Partnership's investment in Palms Business Center and Puente Street at June 30, 1995 and Puente Street at December 31, 1994:

                                    June 30, 1995   December 31, 1994

  Land                                $6,180,980     $     3,985,498
  Building and improvements           16,701,640           8,910,665
  Accumulated depreciation            (1,151,189)          (874,768)
  Investment valuation allowance      (2,900,000)        (2,900,000)
  Other assets, net of accumulated
     amortization                      1,059,883             839,815
  Accounts receivable                    131,940              60,380
  Accounts payable                     (212,050)           (159,806)
                                      ----------      --------------
                                      $19,811,204    $     9,861,784
                                      ==========      ==============

     The buildings and improvements of Palms Business Center are being depreciated over 25 years, beginning January 1, 1995.


NOTE 5 - SUBSEQUENT EVENTS

     Distributions of cash from operations relating to the quarter ended June 30, 1995 were made on July 27, 1995 in the aggregate amount of $1,043,093 ($12.50 per limited partnership unit). Additionally, a capital distribution of $2,313,164 ($28 per limited partnership unit) was made from the remaining proceeds from the C.S. Graham and Lakewood sales.

     On August 1, 1995, the Partnership made a five year loan in the amount of $1,750,000 to the ground lessor at Santa Rita Plaza. The loan bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the land. The borrower has used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn returned $1,360,000 to the Partnership to repay a portion of its capital investment in the venture.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The
Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which are being used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, two of which were sold in 1994.

     At June 30, 1995, the Partnership had $14,467,674 in cash, cash equivalents and short-term investments, of which $3,356,257 ($1,043,093 operating distribution and $2,313,164 return of capital) was used for cash distributions to partners on July 27, 1995; the remainder will primarily be used to complete the funding of real estate investments and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first and second quarters of 1994 were made at the annualized rate of 4% on capital contributions of $1,000 per limited partnership unit. The distribution rate was increased to 5.25% on the adjusted capital contribution for the first and second quarters of 1995. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels. The adjusted capital contribution was reduced from $1,000 to $952 in September, 1994 with the distribution of a portion of the sale proceeds from the C.S. Graham and Lakewood Apartments sales. The capital distribution in July, 1995 of $28 per limited partnership unit represents the distribution of the remaining proceeds from these sales and will further reduce the adjusted capital contribution.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $8,044 and $4,447 at June 30, 1995, and December 31, 1994, respectively. Through June 30, 1995, the Partnership repurchased 727 limited partnership units for an aggregate cost of $706,573.

     On August 1, 1995, the Partnership made an additional cash investment of approximately $400,000 in connection with its Santa Rita Plaza project.



     The carrying value of real estate investments in the financial statements is determined based on the Partnership's intention to hold or sell the respective properties. Carrying value may be greater or less than current appraised value. At June 30, 1995, the appraised values of certain investments exceeded their related carrying values by an aggregate of $3,400,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $2,700,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS

     Effective January 1, 1995, the Palms Business Center was converted to a wholly-owned property. Prior to this date, it was accounted for as a joint venture. The Puente Street investment is also a wholly-owned property. The other five investments in the portfolio are structured as joint ventures with real estate development/management firms. C.S. Graham and Lakewood Apartments, which were both sold in 1994, were also joint ventures.

     OPERATING FACTORS

     Occupancy at University Business Park was 99% at June 30, 1995, an increase from 96% and 90%, one quarter and one year ago, respectively. Rental rates are increasing and occupancy levels have remained high as the Phoenix market appears to have stabilized. However, this property faces leasing exposure during 1995 as leases expire for approximately 10% of the space. Discussions are underway to dissolve the joint venture and obtain control over management decisions. There can be no assurance that these negotiations will be successful.

     Overall occupancy at the Columbia Gateway Corporate Park remained at 92% during the six months ended June 30, 1995, up from 82% one year ago.

     Occupancy at Puente Street remained at 100% at June 30, 1995, where it has been since March 31, 1994. As a result of the depressed market conditions, the carrying value of this investment was reduced to its lower net realizable value in 1993 and 1994.

     During the second quarter of 1995, the managing general partner determined that it was not in the best interest of the partners to develop the Waters Landing II site. Rather, the Partnership will be listing this property for sale. As a result of this changed strategy, the carrying value of this investment has been reduced to its estimated net fair market value through the recognition of an investment valuation allowance of $600,000.

     Occupancy at the Palms Business Center III and IV increased during the second quarter from 95% to 98% (occupancy was 92% at June 30, 1994). The majority of the tenants are renewing leases upon their expiration, and as a result of demand, rents have increased. During the second quarter of 1995, the joint venture was dissolved. The Partnership now has full ownership of the property and control over management decisions.



     Occupancy at the Dahlia property increased from 89% to 100% during the first quarter of 1994, where it has remained through the second quarter of 1995. The market conditions for industrial space in this area of California continue to improve. Discussions are underway to restructure this joint venture and obtain control over management decisions. There can be no assurance that these negotiations will be successful, however.

     Santa Rita Plaza remained 94% leased at June 30, 1995, which approximated the occupancy at December 31, 1994 and one year ago; however, tenant delinquencies and turnover due to business failures have resulted in lower revenues. In July, 1995, two tenants were evicted, reducing occupancy to 90%. Discussions are underway to restructure this joint venture and obtain full ownership of this property and control over management decisions. There can be no assurance that these negotiations will be successful, however.


     INVESTMENT ACTIVITY

     Interest on cash equivalents and short-term investments for the first six months of 1995 increased compared to the same period of 1994 as a result of higher average investment balances. The average investment balance increased as a result of the retention of a portion of the sale proceeds from the C.S. Graham and Lakewood sales.

     The gain on sale of joint venture investment of $409,982 recognized in the second quarter of 1994 relates to the C.S. Graham sale. The investment valuation allowance of $600,000 recognized during the second quarter of 1995 relates to the reduction in net carrying value of the Waters Landing II property to its estimated net fair market value.

    Exclusive of the investment valuation allowance recognized in 1995 and the operating results from C.S. Graham and Lakewood Apartments recognized in 1994, total real estate operations increased from $1,067,143 for the first half of 1994 to $1,542,288 for the comparable period in 1995. This $475,145 or 45% increase was due primarily to the lease up of the Puente Street investment during the first quarter of 1994 ($240,000) and to the final settlement received in 1995 from a former tenant at this property ($50,000). The increase was also due to improved occupancy at Columbia Gateway Corporate Park ($148,000) and to improved operating results at the Dahlia investment ($66,000), as a result of the realignment of tenant space. These increases were partially offset by a decrease in net operating income from Santa Rita Plaza.

     Exclusive of operating distributions from Lakewood Apartments and C.S. Graham ($247,019) during 1994, cash flow from operations increased from $1,432,556 to $2,509,259 between the respective six month periods. This $1,076,703 or 75% increase reflects the change in investment results between the respective periods as previously described. In addition, cash flow from Puente Street in 1994 included the payment of a lease commission and rent concessions during the initial months of the lease, for a total of approximately $410,000. These increases were partially offset by Columbia Gateway Corporate Park retaining working capital reserves at the joint venture level during 1995.



     PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the six months ended June 30, 1995 increased compared to the six months ended June 30, 1994 due to an increase in distributable cash flow. General and administrative expenses increased $37,415 or 30% between the respective periods, primarily due to an increase in legal costs associated with the various joint venture restructurings.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

FORM 10-Q/A

FOR QUARTER ENDED JUNE 30, 1995

PART II

OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995.





SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND PENSION PROPERTIES V; A REAL
                            ESTATE LIMITED PARTNERSHIP
                            (Registrant)



August 11, 1995
                            Peter P. Twining
                            Managing Director and General
                            Counsel of Managing General Partner
                            Fifth Copley Corp.




August 11, 1995
                            Marie A. Welch
                            Investment Officer and Chief
                            Accounting Officer of Managing General Partner Fifth Copley Corp.