Form 10-Q
period 1995-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 1995-11-14
CIK 806028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 1995    Commission File Number 0-17808


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes __X_       No ___




                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------




NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------
ASSETS

Real estate investments:
   Property, net                      $   37,436,746      $    9,861,784
   Joint ventures                         11,758,290          40,779,263
                                      ---------------     ---------------
                                          49,195,036          50,641,047


Cash and cash equivalents                  8,199,642           8,975,244
Short-term investments                     3,492,955           4,913,784
                                      ---------------     ---------------
                                      $   60,887,633      $   64,530,075
                                      ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Accounts payable                      $      113,599      $      116,660
Accrued management fee                        50,437              39,295
Deferred management and
   disposition fees                          318,152             347,978
                                      ---------------     ---------------
Total liabilities                            482,188             503,933
                                      ---------------     ---------------

Commitments to fund real estate
  investments

Partners' capital (deficit):
   Limited partners ($924 and $952 per
     unit, respectively; 160,000 units
     authorized, 82,536 and 82,635 units
     issued and outstanding,
     respectively)                        60,478,259          64,086,525
   General partners                          (72,814)            (60,383)
                                      ---------------     ---------------
Total partners' capital                   60,405,445          64,026,142
                                      ---------------     ---------------

                                      $   60,887,633      $   64,530,075
                                      ===============     ===============

(See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended    Quarter Ended      Nine Months Ended
                                      September 30, 1995   September 30, 1995  September 30, 1994  September 30, 1994
                                      ------------------   ------------------ -------------------  ------------------
INVESTMENT ACTIVITY

Property rentals                       $     879,440       $  2,188,493      $     241,864         $    634,899
Interest income from note receivable          30,280             30,280                --                 --
Property operations expense                 (230,103)          (520,715)           (54,087)            (315,536)
Ground rent expense                          (65,000)           (65,000)               --                 --
Depreciation and amortization               (223,767)          (565,483)           (77,335)            (234,343)
                                        -------------      -------------      --------------       ---------------
                                             390,850          1,067,575            110,442               85,020

Joint venture earnings                       275,467          1,141,030            669,126            2,026,883
Investment valuation allowance                 --              (600,000)               --                 --
                                        -------------      -------------      ---------------      ---------------

   Total real estate operations              666,317          1,608,605            779,568            2,111,903

Gain on sales of property by joint
   ventures                                    --                 --             1,380,488            1,790,470
                                        -------------      -------------       --------------      ---------------

   Total real estate activity                666,317          1,608,605          2,160,056            3,902,373

Interest on cash equivalents
  and short term investments                 175,890            591,019            179,994              391,022
                                        -------------      -------------       --------------      ---------------
   Total investment activity                 842,207          2,199,624          2,340,050            4,293,395
                                        -------------      -------------       --------------      ---------------


Portfolio Expenses

Management fee                               100,875            307,201             81,936              247,156
General and administrative                    91,596            254,712             84,656              210,357
                                        -------------      -------------       --------------      ---------------
                                             192,471            561,913            166,592              457,513
                                        -------------      -------------       --------------      ---------------


Net Income                             $     649,736       $  1,637,711     $    2,173,458         $  3,835,882
                                        =============      =============     ================      ==============

Net income per weighted average
  limited partnership  unit            $        7.79       $      19.63     $        26.02         $      45.93
                                        =============      =============     ================      ==============

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                $      40.52       $      62.53     $        58.00         $      78.00
                                        =============      =============     ================      ==============

Weighted average number of limited
  partnership units outstanding during
  the period                                  82,564             82,597             82,680               82,688
                                        =============      =============     ================      ===============

                (See accompanying notes to financial statements)


NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                       Quarter Ended        Nine Months Ended         Quarter Ended          Nine Months Ended
                     September 30, 1995     September 30, 1995      September 30, 1994       September 30, 1994
                    -------------------     -------------------     -------------------      ------------------

                     General   Limited     General     Limited     General      Limited     General     Limited
                    Partners   Partners    Partners    Partners    Partners     Partners    Partners    Partners
                   ---------   ---------   ---------   ---------   ---------    ---------   ---------   ---------
Balance at
beginning of
period            $ (68,880) $63,203,470   $(60,383)  $64,086,525  $(60,877)   $68,061,707  $(60,791)  $68,092,152


Repurchase of
limited partnership
units                  --        (22,624)      --         (64,425)      --         (37,215)     --         (59,190)

Cash
distributions       (10,431)  (3,345,826)   (28,808)   (5,165,175)   (8,352)    (4,795,440)  (25,062)   (6,449,710)


Net income            6,497      643,239     16,377     1,621,334    21,735      2,151,723    38,359     3,797,523
                   ---------   ----------  ---------   ----------  ---------    ----------  ---------   ----------


Balance at
end of period    $  (72,814) $60,478,259   $(72,814)  $60,478,259  $(47,494)   $65,380,775  $(47,494)  $65,380,775
                 =========== ============  =========  ============ =========== ===========  =========  ===========

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Nine Months Ended September 30,
                                            --------------------------------
                                                   1995            1994
                                            --------------------------------

Net cash provided by operating activities   $   3,655,100    $   1,548,468
                                            --------------    -------------

Cash flows from investing activities:
   Investment in note receivable               (1,750,000)           --
   Return of capital from joint venture         1,305,765            --
   Net proceeds from sale of investments             --          7,749,728
   Increase in deferred disposition fees             --            267,715
   Investment in joint ventures                   (18,241)        (790,209)
   Investment in property                        (123,599)        (284,351)
   Decrease in short-term investments, net      1,413,781        4,287,839
                                              ------------     ------------
          Net cash provided by
          investing activities                    827,706       11,230,722
                                              ------------     ------------

Cash flows from financing activities:
   Distributions to partners                   (5,193,983)      (6,474,772)
   Repurchase of limited partnership
     units                                        (64,425)         (59,190)
                                              ------------     ------------
       Net cash used in financing activities   (5,258,408)      (6,533,962)
                                              ------------     ------------

          Net increase (decrease) in
          cash and cash equivalents              (775,602)       6,245,228

Cash and cash equivalents:
   Beginning of period                          8,975,244        3,243,164
                                              ------------     ------------

   End of period                            $   8,199,642    $   9,488,392
                                            ==============   ==============

Non-cash transactions:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $10,308,265. The Santa Rita Plaza and Dahlia joint venture investments were converted to wholly-owned properties effective, August 1, 1995 and September 1, 1995, respectively. The carrying value of these investments at conversion was $10,216,659 and $7,413,176, respectively.

                (See accompanying notes to financial statements)


NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in May, 1987 and acquired the seven real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $10,155 and $4,447 at September 30, 1995 and December 31, 1994, respectively.

NOTE 2 - SALE OF JOINT VENTURE INVESTMENTS
------------------------------------------

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

     On September 15, 1994, the Partnership made a capital distribution of $3,968,640 ($48 per limited partnership unit) from the proceeds of the C.S. Graham and Lakewood sales. A portion of the proceeds was used to pay the previously accrued, but deferred, management fee due to the advisor of $1,259,988. The remainder of the proceeds were retained by the Partnership pending final strategic decisions on projects yet to be developed. These decisions were recently made, and a second capital distribution was made on July 27, 1995, in the amount of $2,313,164 ($28 per limited partnership unit).

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     During the first nine months of 1995, the Partnership increased its cash investment in Waters Landing II by $18,241 to $2,320,211.

     In the second quarter of 1995, the Palms Business Center investment was converted to a wholly-owned property effective January 1, 1995. Accordingly, amounts previously reported as joint venture earnings in the first quarter of 1995 have been reclassified in the Statement of Operations. This reclassification had no effect on the Partnership's operating results.

     In the third quarter of 1995, the Santa Rita Plaza and Dahlia investments were converted to wholly-owned properties effective August 1, 1995 and September 1, 1995, respectively.

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

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

Assets

     Real property, at cost less
        accumulated depreciation
        of $3,904,586 and $6,358,984,
        respectively                       $ 22,086,283      $  45,272,536
     Other                                      558,571          3,525,687
                                           -------------      -------------
                                             22,644,854         48,798,223

Liabilities                                     214,819            440,384
                                           -------------      -------------

Net Assets                                 $ 22,430,035      $  48,357,839
                                            ============       ============


                              Results of Operations
                              ---------------------

                                            Nine months ended September 30,
                                            --------------------------------
                                                 1995              1994
                                                 ----              ----
Revenue
     Rental income                         $  3,758,354      $   5,750,224
     Other                                      111,857            158,166
                                           ------------      --------------
                                              3,870,211          5,908,390
                                           -------------      -------------

Expenses
     Operating expenses                       1,201,038          1,768,226
     Depreciation and amortization              906,291          1,567,551
                                           -------------      -------------
                                              2,107,329          3,335,777
                                           -------------      -------------

Net income                                 $  1,762,882      $   2,572,613
                                           =============     ==============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their financing arrangements with the joint ventures.

     The C.S. Graham and Lakewood investments were sold on June 17, 1994, and August 17, 1994, respectively. The above 1994 amounts include their results of operations through their respective sale dates.



NOTE 4 - PROPERTY
-----------------

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

     Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, whereby the Partnership now has control over management decisions. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets. On this same date, the Partnership made a five year loan in the amount of $1,750,000 to the ground lessor at Santa Rita Plaza. The borrower used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture.

     Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, whereby the Partnership now has control over management decisions. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($7,413,176) was allocated to land, building and improvements, and other net operating assets.

     The following is a summary of the Partnership's investment in Palms Business Center, Santa Rita Plaza, Dahlia and Puente Street at September 30, 1995 and Puente Street at December 31, 1994:

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

     Land                                  $  7,548,949      $   3,985,498
     Building and improvements               30,346,845          8,910,665
     Accumulated depreciation                (1,332,829)          (874,768)
     Investment valuation allowance          (2,900,000)        (2,900,000)
     Mortgage loan receivable                 1,740,506              --
     Other assets, net of accumulated
       amortization                           1,639,112            839,815
     Operating receivables                      954,057             60,380
     Accounts payable                          (559,894)          (159,806)
                                            ------------      -------------
                                           $ 37,436,746      $   9,861,784
                                           =============      =============

     The buildings and improvements of Palms Business Center are being depreciated over 25 years, beginning January 1, 1995. The buildings and improvements of Santa Rita Plaza and Dahlia are being depreciated over 25 years, beginning August 1, 1995 and September 1, 1995, respectively. The loan bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land.


NOTE 5 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1995 were made on October 26, 1995 in the aggregate amount of $1,019,957 ($12.23 per limited partnership unit.)



Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which are being used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, two of which were sold in 1994. Capital totaling $6,281,804 has been returned to the limited partners through September 30, 1995.

     At September 30, 1995, the Partnership had $11,692,597 in cash, cash equivalents and short-term investments, of which $1,019,957 was used for cash distributions to partners on October 26, 1995; the remainder will primarily be used to complete the funding of real estate investments and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first and second quarters of 1994 were made at the annualized rate of 4% on capital contributions of $1,000 per limited partnership unit. Distributions of cash from operations relating to the third quarter of 1994 were at the annualized rate of 4% on a weighted average adjusted capital contribution. The distribution rate was increased to 5.25% on the adjusted capital contribution for the first, second and third quarters of 1995. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels. The adjusted capital contribution was reduced from $1,000 to $952 in September, 1994 with the distribution of a portion of the sale proceeds from the C.S. Graham and Lakewood Apartments sales. A capital distribution in July, 1995 of $28 per limited partnership unit, representing the remaining proceeds from these sales, reduced the adjusted capital contribution to $924.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the partnership agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $10,155 and $4,447 at September 30, 1995, and December 31, 1994, respectively. Through September 30, 1995, the Partnership repurchased 755 limited partnership units for an aggregate cost of $727,387.

     On August 1, 1995, the Partnership made an additional cash investment of approximately $440,000 in connection with its Santa Rita Plaza project.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net fair market value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At September 30, 1995, the appraised values of certain investments exceeded their related carrying values by an aggregate of $3,600,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $2,300,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------


     Effective January 1, 1995, Palms Business Center joint venture was converted to a wholly-owned property. Additionally, the Santa Rita Plaza and Dahlia joint venture investments were converted to wholly-owned properties for accounting purposes, effective August 1, 1995 and September 1, 1995, respectively. The Puente Street investment is also a wholly-owned property. The other three investments in the portfolio are structured as joint ventures with real estate development/management firms. C.S. Graham and Lakewood Apartments, which were both sold in 1994, were also joint ventures.


Operating Factors

     Occupancy at University Business Park decreased from 99% to 96% at September 30, 1995 (occupancy was 87% one year ago). Rental rates are increasing and occupancy levels have remained high as the Phoenix market appears to have stabilized. However, this property faces leasing exposure during the remainder of 1995 as leases expire for approximately 10% of the space. Discussions are underway to dissolve this joint venture and obtain full management control. There can be no assurance that these negotiations will be successful.

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the nine months ended September 30, 1995, up from 86% one year ago.

     Occupancy at Puente Street remained at 100% at September 30, 1995, where it has been since March 31, 1994. As a result of the depressed market conditions, the carrying value of this investment was reduced to its lower net realizable value in 1993 and 1994.

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

     Occupancy at the Palms Business Center III and IV decreased slightly during the third quarter from 98% to 97% (occupancy was 92% at September 30, 1994).
The majority of the tenants are renewing leases upon their expiration, and as a result of demand, rents have started to increase. During the second quarter of 1995, the joint venture was dissolved. The Partnership now has full ownership and control of the property.

     Occupancy at the Dahlia property increased from 89% to 100% during the first quarter of 1994, where it has remained through the third quarter of 1995. The market conditions for industrial space in this area of California continue to improve. During the third quarter of 1995, the joint venture was restructured. The Partnership now has full ownership and control of the property.

     Occupancy decreased at Santa Rita Plaza during the third quarter of 1995 from 94% to 91%. While occupancy at the Plaza has been high, performance has been affected by tenant delinquencies and turnover due to business failures.


Investment Activity

     Interest on cash equivalents and short-term investments for the first nine months of 1995 increased compared to the same period of 1994 as a result of higher average investment balances. The average investment balance increased as a result of the retention of a portion of the sale proceeds from the C.S. Graham and Lakewood sales.

     The gain on sales of property by joint ventures of $1,790,470 recognized for the nine month period ended 1994 relates to the C.S. Graham and Lakewood Apartments sales. The investment valuation allowance of $600,000 recognized during the second quarter of 1995 relates to the reduction of the net carrying value of the Waters Landing II property to its estimated net fair market value.

     Exclusive of the investment valuation allowance recognized in 1995 and the operating results from C.S. Graham and Lakewood Apartments recognized in 1994, total real estate operations increased from $1,828,474 for the first nine months of 1994 to $2,208,605 for the comparable period in 1995. This improvement of $380,131 or 21% was due to an increase in operating income at Puente Street ($302,000), Columbia Gateway Corporate Park ($192,000) and Dahlia ($93,000).
The improvement at Puente Street results from the lease-up of the property during the first quarter of 1994. The improvement at Columbia Gateway Corporate Park and Dahlia is due to an increase in occupancy, and, with regard to Dahlia, increased rental rates due to a realignment of tenant space. These increases were partially offset by a decline in net operating income at Palms Business Center ($118,000) due to the eviction of a tenant occupying 12% of the total space and the subsequent costs to re-lease. Net operating income also declined at University Business Park ($86,000) due to the write-off of tenant improvement costs of approximately $115,000 related to departed tenants recognized in the third quarter of 1995.

     Exclusive of operating distributions from Lakewood Apartments and C.S. Graham ($358,198) during 1994, cash flow from operations increased from $1,190,270 to $3,655,100 between the respective nine month periods; 1994 cash flow from operations, however, included two significant transactions. During the third quarter of 1994, the Partnership paid $1,259,988 of the previously accrued, but deferred, management fee to the advisor. In addition, during the first quarter of 1994, the Partnership granted rental concessions and paid a lease commission related to the new tenant at Puente Street, which totaled $410,000. The balance of the increase in cash flow from operations between the respective periods was primarily due to the change in operating results as previously described.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the nine months ended September 30, 1995 increased compared to the nine months ended September 30, 1994 due to an increase in distributable cash flow. General and administrative expenses increased $44,355 or 21% between the respective periods, primarily due to an increase in legal costs associated with the various joint venture restructurings.








                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ENGLAND PENSION PROPERTIES V;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                           (Registrant)



November 9, 1995                   -----------------------------------------
                                   Peter P. Twining
                                   Managing Director and General Counsel
                                   of Managing General Partner,
                                   Fifth Copley Corp.



November 9, 1995                   -----------------------------------------
                                   Marie A. Welch
                                   Investment Officer and Chief Accounting
                                   Officer of Managing General Partner,
                                   Fifth Copley Corp.