Form 10-K
period 1995-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 1996-03-28
CIK 806028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                           Commission File No. 0-17808

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

               Massachusetts                                04-2940131
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No)

       399 Boylston Street, 13th FL.
           Boston, Massachusetts                               02116
 (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X            No  ___
                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

         No voting stock is held by nonaffiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1.  Business.
         --------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on October 23, 1986, to invest primarily in to-be-developed, newly-constructed and existing income-producing real properties.

     The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Fifth Copley Corp. (the "Managing General Partner") and ECOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on November 12, 1986, with respect to a public offering of 60,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $120,000,000). The Registration Statement was declared effective on January 9, 1987.

     The first sale of Units occurred on July 23, 1987, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of subscription agreements was accepted by the Partnership on December 31, 1987. As of January 31, 1988, a total of 83,291 Units had been sold, a total of 12,900 investors had been admitted as limited partners (the "Limited Partners") and a total of $82,761,530 had been contributed to the capital of the Partnership. The remaining 36,709 Units were de-registered on March 17, 1988.

     The Partnership makes available 2% of Cash Flow, as defined in the Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, for the purpose of repurchasing Units. See Note 1 of the Financial Statements in Item 8 hereof.

     As of December 31, 1995, the Partnership had invested, or had committed to invest in nine real property investments; Two of these investments were sold in 1994. Sales proceeds were distributed in the amount of $48 per Unit in 1994 and $28 per Unit in 1995, after the Partnership made its final strategic decisions on projects yet to be developed. The Partnership has no current plan to renovate, improve or further develop any of its real property other than as described in E. below. In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

     The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A. Land in Germantown, Maryland ("Waters Landing II").
        --------------------------------------------------

     On May 26, 1987, the Partnership acquired a 60% interest in a joint venture with Waters Landing Two - Oxford Limited Partnership ("Oxford"). As of December 31, 1995, the Partnership had contributed $1,392,126 to the capital of the joint venture out of a maximum obligation of $4,682,400. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10.5% per annum. Prior to December 1, 1994, such monthly preferred return was permitted to accrue to the extent that the joint venture did not have sufficient cash to pay it. The joint venture agreement also entitles the Partnership to receive 60% of all remaining cash flow from operations and 60% of net sale and refinancing proceeds following the return of the Partnership's equity. The Partnership also committed to make a loan of up to $3,121,600 to Oxford for investment in the venture of which $928,084 had been funded as of December 31, 1995. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The loan will be due upon the sale of the joint venture's assets or the sale of Oxford's interest in the joint venture. Oxford must apply any cash flow received from operations of the joint venture to interest payments on the loan and must apply proceeds of financings or sales received from the joint venture to payments of the interest on and principal of the loan. The loan is secured by Oxford's interest in the joint venture.

     The joint venture owns approximately 8.5 acres of land in Germantown, Maryland and originally intended to construct a 144-unit apartment complex. Development had been postponed due to the excess supply of apartment units in the Germantown area. During 1995, the joint venture undertook a number of feasibility studies of alternative development proposals for the site and determined development would not yield a sufficient return to justify the investment risk. Accordingly, the Partnership intends to sell the land parcel when market conditions improve.

     B.   Warehouse Building in Fontana, California ("Dahlia").
          ----------------------------------------------------

     On September 21, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of Investment Building Group. As of December 31, 1995, the Partnership had contributed $7,081,593 to the capital of the joint venture out of a maximum obligation of $7,250,000. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity. On September 1, 1995, the joint venture was converted into a California limited partnership with the Partnership as the general partner and the affiliate of Investment Building Group as the limited partner.

     The limited partnership owns approximately 12.9 acres of land in Fontana, California and has completed construction thereon of a one-story warehouse building containing approximately 278,220 square feet of space. As of December 31, 1995, the building was 100% leased.

     C.   Office/Warehouse Buildings in Phoenix, Arizona (" University Business
          ---------------------------------------------------------------------
          Park").
          ------

     On September 30, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Hewson Company. As of December 31, 1995, the Partnership had contributed $7,976,784 to the capital of the joint venture out of a maximum obligation of $9,450,000. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following return of the Partnership's equity. Effective January 1, 1996, the joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership.

     The Partnership owns approximately 8.5 acres of land in Phoenix, Arizona and has completed construction thereon of five warehouse buildings containing approximately 109,930 square feet of space. As of December 31, 1995, the buildings were 98% leased.

     D.   Office/Research and Development Buildings in Columbia, Maryland
          ---------------------------------------------------------------
          ("Columbia Gateway Corporate Park").
          -----------------------------------

     On December 21, 1987, the Partnership acquired a 33% interest in a joint venture formed with New England Life Pension Properties IV; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate"), which had a 17% interest, and M.O.R. Gateway 51 Associates Limited Partnership.

     As of April 20, 1989, the joint venture agreement was amended and restated to reflect a decrease in the Partnership's interest in the joint venture to 15.25% and an increase in the Affiliate's interest in the joint venture to 34.75%. In addition, the amended and restated joint venture agreement increased the Affiliate's maximum obligation to contribute capital to the joint venture and reallocated the capital contributed to the joint venture by the Partnership and the Affiliate. As of December 31, 1995, the Partnership had contributed $6,181,690 to the capital of the joint venture out of a maximum obligation of $6,402,000.

     The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 15.25% of cash flow following payment of the preferred return and 15.25% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity.

     The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two stage development of seven office and research and development buildings. The first phase of this development was completed in 1992 and included the construction of four, one-story office and research and development buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which two buildings totaling 46,000 square feet were constructed and leased to a single tenant for a lease term of ten years. As of December 31, 1995 the project was 92% occupied.

     E.   Industrial Building in Brea, California ("Puente Street").
          ---------------------------------------------------------

     On April 28, 1988, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Muller Company. In April, 1990, the Partnership increased its commitment to the joint venture by $625,000 to $13,725,000 of which $13,475,000 had been contributed as of June 1, 1991. The joint venture agreement entitled the Partnership to receive a monthly preferred return on its invested capital at the rate of 10.5% per annum. The joint venture agreement also entitled the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity. As of June 1, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets.

     The Partnership owns approximately 16.75 acres of land in Brea, California and has completed renovation of an existing building thereon containing 181,200 square feet. Construction of an approximately 37,320 square foot addition was completed during the first quarter of 1989. Construction of a parking lot and storage area on the remaining vacant land was completed during 1990.

     The building, including the addition, was 100% leased to Mark Industries; however, the tenant declared bankruptcy on July 15, 1991. The tenant's business was subsequently purchased by another company which leased the building on a month-to-month basis. The tenant moved out of the space and stopped paying rent as of October 31, 1992. The Partnership filed a claim against Mark Industries for $160,000 in unpaid post-petition rent, $1,420,000 in unpaid future rental obligations and $60,000 in legal expenses. In early 1994 the Partnership received $160,000 in payment of the post-petition rent. On September 14, 1994 the Trustee for Mark Industries filed a claim against the Partnership contending that $106,000 in rental payments made by the tenant prior to filing bankruptcy was a preferential transfer. In early 1995 all parties agreed to a stipulated settlement to include: 1) the dismissal of the preferential transfer claim; 2) the payment by the Trustee to the Partnership of $23,000 in full settlement of its administrative claim for attorney's fees relating to the tenant's post petition lease obligations; and 3) the payment by the Trustee to the Partnership of $20,000 in full settlement of its claim against the tenant for future rental obligations. As of December 31, 1995, the building was 100% leased to two tenants. The first tenant assumed occupancy of 152,576 square feet in December 1993 and has a lease whose term expires in February 2004. The remaining space was leased in April 1994 for a term of five years.

     On December 8, 1995 the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. On January 17, 1996 the Partnership filed an answer denying the allegations presented by the plaintiff. The Partnership believes this suit is without merit.

     The Partnership continues to evaluate the alternatives of developing additional space on the 2.8 acres of land currently improved with a parking lot, or selling the land.

     F.   Shopping Center in Salinas, California ("Santa Rita Plaza").
          -----------------------------------------------------------

     On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum obligation from $9,500,000 to $11,350,000, of which $6,500,000 is characterized as Senior Capital and $4,850,000 is characterized as Junior Capital. As of December 31, 1995, the Partnership had contributed $10,950,840 to the capital of the joint venture. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital is due and payable ten years after the date of the Partnership's first investment of Senior Capital. The joint venture agreement also entitles the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment will accrue and bear interest at the rate of 10.5% per annum, if sufficient cash is not available therefor. At such time as the aggregate of accrued junior priority return payments total $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments will thereafter be paid currently; provided, however, that the $1,000,000 threshold will be increased by each dollar of Junior Capital which the Partnership elects not to contribute to fund its return. The Junior Capital will be due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The joint venture agreement also entitles the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

     The limited partnership has a leasehold interest in approximately 10.56 acres of land in Salinas, California (the "Land") and has completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease has a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum is payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, is also payable. As of December 31, 1995, the buildings were 91% leased.

     On August 1, 1995 the Partnership made a $1,750,000 loan to Nielsen Properties, Ltd., which is the ground lessor, for a term of 15 years. The loan earns interest at 8.75% and the Partnership can require full payment of the note on or after August 1, 2000. The note is secured by a deed of trust on the Land. In conjunction with this loan, Nielsen Properties, Inc. repaid the limited partnership $1,299,052, representing full payment of two outstanding notes receivable.

     G.   Office/Retail/Industrial Buildings in Las Vegas, Nevada ("Palms
          ---------------------------------------------------------------
          Business Center III and IV").
          ----------------------------

     On March 7, 1988, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of B.H. Miller Companies. As of January 1, 1995, the Partnership had contributed $11,589,888 to the capital of the joint venture out of a maximum obligation of $11,700,000. The joint venture agreement entitled the Partnership to receive a monthly preferred return at the rate of 11% per annum on the daily balance of its invested capital during each month, of which 9.5% per annum was to be paid currently and up to 1.5% per annum will be deferred if sufficient cash was not available therefor. All invested capital, monthly payments of preferred return and deferred monthly payments of preferred return were due and payable at the end of the tenth year of the joint venture's operations. The joint venture agreement also entitled the Partnership to receive 60% of net cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity capital. Effective January 1, 1995, the joint venture partner's ownership interest was transferred and assigned to the Partnership.

     The Partnership owns approximately 11.75 acres of land in Las Vegas, Nevada and has completed construction thereon of twelve single-story office/industrial buildings and one single-story retail building containing a total of approximately 173,574 square feet. As of December 31, 1995, the buildings were 95% leased. In October 1994, the Clark County of Public Works paid the Partnership $18,600 to acquire a necessary strip of land to widen the road that fronts a portion of the property, in conjunction with planned road improvements in the area.

Item 2. Properties

     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties.

------------------------------------------------------------------------------------------------------------------------------------

                                      Number
                                        of                                      Annual
                            Estimated Tenants                          Square  Contract
                               1996    with                             Feet     Rent
                              Annual  10% or                             of      Per                                Line of
                              Realty   More        Name(s) of           Each    Square     Lease    Renewal       Business of
            Property          Taxes   of GLA       Tenant(s)           Tenant    Foot    Expiration  Options     Principal Tenants
------------------------------------------------------------------------------------------------------------------------------------

Office/R&D Bldgs in         $213,284    4     Wiltel                   23,760   $8.74     3/1997    One for   Telecommunications
  Columbia, MD                                                                                      5 Years
                                              Columbia National        45,951   $8.95     6/2004    Two for   Home Mortgages
                                                                                                    5 Years
                                              EVI, Inc.                31,316   $9.00     6/2005    One for   Environmental/Testing
                                                                                                    5 Years
                                              Coram                    25,932   $8.87     1/1997    One for   Medical Services
                                                                                                    5 Years

Land in Germantown, MD      $ 18,000   N/A    N/A                       N/A      N/A       N/A        N/A     N/A

Warehouse Bldg in
  Fontana, CA               $ 85,121    3     M.W. Kasch              172,972   $3.21     5/2003     None     Distribution
                                              Aromatics Industries     84,660   $2.64     5/1998     None     Distribution
                                              Building Materials
                                                Distributor            20,888   $3.56    12/1996     None     Distribution

Office/Warehouse Buildings
  in Phoenix, AZ            $142,745    1     EMCON Southwest          11,303   $7.44    11/2000     None     Telecommunications

Industrial Bldg in
  Brea, CA                  $ 96,234    2     20th Century Plastics   152,576   $3.03     3/2004     None     Plastics
                                                                                                                Manuf./Assembler

                                              Bridgeport Management    65,944   $3.36     4/1999     None     Rec. Vehicle
                                                                                                                 Storage/Svc
Shopping Ctr in
  Salinas, CA               $149,103    2     Food Maxx                51,008   $7.32     8/2010  Three for   Supermarket
                                                                                                   5 Years

                                              Ross Dress for Less      17,068  $11.04     1/2001  Three for   Apparel Retailer
                                                                                                   5 Years

Office/Retail/Industrial
  Bldgs in Las Vegas, NV    $ 85,916    2     Hospitality Trade Mart   20,531   $6.60    12/2000     N/A      Convention Planners

                                              Blublocker Corp.         19,133   $6.11    11/2000     N/A      Distribution & Storage

------------------------------------------------------------------------------------------------------------------------------------


     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

------------------------------------------------------------------------------------------------
               Property                 Gross Leasable    Occupancy    Rental      Net Effective
                                             Area                      Revenue         Rent
                                                                     Recognized      ($/sf/yr)*
------------------------------------------------------------------------------------------------
Office/ R&D Buildings in Columbia, MD
                 1991                       107,310          57%       $499,862       $ 9.13
                 1992                       142,545          71%     $1,225,076       $10.84
                 1993                       142,545          73%     $1,334,767       $13.01
                 1994                       188,649          92%     $1,496,175       $ 9.61
                 1995                       188,649          92%     $1,870,329       $10.78

Land in Germantown, MD
                 1991                         N/A            N/A          N/A          N/A
                 1992                         N/A            N/A          N/A          N/A
                 1993                         N/A            N/A          N/A          N/A
                 1994                         N/A            N/A          N/A          N/A
                 1995                         N/A            N/A          N/A          N/A

Warehouse Building in Fontana, CA
                 1991                       278,220         100%       $667,540       $ 2.44
                 1992                       278,220          22%       $400,496       $ 6.66
                 1993                       278,220          89%     $1,026,506       $ 4.59
                 1994                       278,220         100%       $990,796       $ 3.77
                 1995                       278,220         100%     $1,001,121       $ 3.60

Office/Warehouse Buildings in Phoenix, AZ
                 1991                       109,930          88%       $616,796       $ 6.78
                 1992                       109,930          82%       $586,336       $ 6.56
                 1993                       109,930          80%       $797,135       $ 8.90
                 1994                       109,930          89%       $799,675       $ 8.61
                 1995                       109,930          98%       $897,490       $ 8.40
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Industrial Building in Brea, CA
                 1991                       218,520         100%       $736,034       $ 3.39
                 1992                       218,520          0%        $790,986       $ 0.00
                 1993                       218,520          70%       $161,378       $ 4.25
                 1994                       218,520         100%       $882,870       $ 4.75
                 1995                       218,520         100%       $949,389       $ 4.34

Shopping Center in Salinas, CA
                 1991                       125,247          94%     $1,789,475       $15.29
                 1992                       125,247          89%     $1,748,287       $15.47
                 1993                       125,247          92%     $1,759,243       $10.72
                 1994                       125,247          90%     $1,874,676       $16.45
                 1995                       125,247          91%     $1,657,425       $14.31

Office/Retail/Industrial Buildings in Las Vegas, NV
                 1991                         N/A            N/A          N/A          N/A
                 1992                       173,469          76%       $654,064       $ 5.89
                 1993                       173,469          98%     $1,199,317       $ 7.13
                 1994                       173,574          92%     $1,453,205       $ 8.81
                 1995                       173,574          95%     $1,395,445       $ 8.35
------------------------------------------------------------------------------------------------

Note: N/A for commercial properties indicates property was not constructed as of this date.

* Net Effective Rent calculation is based on average occupancy during the respective years.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1995:

-----------------------------------------------------------------------------------
                          TENANT AGING REPORT
-----------------------------------------------------------------------------------
   Property                 # of Lease      Total          Total      Percentage of
                           Expirations   Square Feet  Annual Contract  Gross Annual
                                                           Rent          Rental*
-----------------------------------------------------------------------------------
Office/ R&D Buildings in Columbia, MD
                 1996           1            6,909        $56,447           3%
                 1997           3           53,008       $466,595          30%
                 1998           1            8,781        $93,079           6%
                 1999           2           32,570       $270,248          17%
                 2000           0                0             $0           0%
                 2001           0                0             $0           0%
                 2002           0                0             $0           0%
                 2003           0                0             $0           0%
                 2004           1           45,951       $411,261          26%
                 2005           1           31,316       $281,844          18%

Land in Germantown, MD
                 1996          N/A           N/A            N/A            N/A
                 1997          N/A           N/A            N/A            N/A
                 1998          N/A           N/A            N/A            N/A
                 1999          N/A           N/A            N/A            N/A
                 2000          N/A           N/A            N/A            N/A
                 2001          N/A           N/A            N/A            N/A
                 2002          N/A           N/A            N/A            N/A
                 2003          N/A           N/A            N/A            N/A
                 2004          N/A           N/A            N/A            N/A
                 2005          N/A           N/A            N/A            N/A

Warehouse Building in Fontana, CA
                 1996           1           20,880        $74,400           9%
                 1997           0                0             $0           0%
                 1998           1           84,660       $223,200          26%
                 1999           0                0             $0           0%
                 2000           0                0             $0           0%
                 2001           0                0             $0           0%
                 2002           0                0             $0           0%
                 2003           1          172,972       $554,724          65%
                 2004           0                0             $0           0%
                 2005           0                0             $0           0%
-----------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Office/Warehouse Buildings in Phoenix, AZ
                 1996           7           21,344       $140,089          17%
                 1997           2            8,415        $52,864           7%
                 1998           7           28,339       $227,445          28%
                 1999           2           15,745       $135,363          17%
                 2000           3           34,274       $250,490          31%
                 2001           0                0             $0           0%
                 2002           0                0             $0           0%
                 2003           0                0             $0           0%
                 2004           0                0             $0           0%
                 2005           0                0             $0           0%

Industrial Building in Brea, CA
                 1996           0                0             $0           0%
                 1997           0                0             $0           0%
                 1998           1           65,944       $221,572          32%
                 1999           0                0             $0           0%
                 2000           0                0             $0           0%
                 2001           0                0             $0           0%
                 2002           0                0             $0           0%
                 2003           0                0             $0           0%
                 2004           1          152,576       $461,960          68%
                 2005           0                0             $0           0%

Shopping Center in Salinas, CA (1)
                 1996           4            5,668        $87,500           6%
                 1997           2            3,590        $52,482           4%
                 1998           5           11,258       $161,727          12%
                 1999           1            1,140        $21,135           2%
                 2000           6           17,313       $336,296          25%
                 2001           2           19,648       $220,785          16%
                 2002           0                0             $0           0%
                 2003           0                0             $0           0%
                 2004           0                0             $0           0%
                 2005           0                0             $0           0%

Office/Retail/Industrial Buildings in Las Vegas, NV
                 1996           3           18,113       $122,673           9%
                 1997           2           16,043        $89,081           7%
                 1998           5           36,867       $431,382          33%
                 1999           1           13,513        $97,932           8%
                 2000           5           59,806       $402,039          31%
                 2001           2           20,301       $155,713          12%
                 2002           0                0             $0           0%
                 2003           0                0             $0           0%
                 2004           0                0             $0           0%
                 2005           0                0             $0           0%
--------------------------------------------------------------------------------

*     Does not include expenses paid by tenants.

Note: N/A denotes that the disclosure is not applicable based on the nature of the property.

(1)   Remaining leases expire beyond 2005.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Rate of                     Life       Accumulated
            Entity / Property                            Tax Basis             Depreciation     Method     in years     Depreciation

------------------------------------------------------------------------------------------------------------------------------------

Office/Research and Development Buildings,
Columbia, MD
------------------------------------------
Land Improvements                                      $    94,022                10.00%       150% DB         15        $   28,050
Land Improvements                                        3,092,260                 2.56%            SL         39            30,296
Building & Improvements                                  7,829,962                 3.18%            SL       31.5         1,282,640
                                                       -----------                                                       ----------
Total Depreciable Assets                                11,016,244                                                        1,340,986


Office/Warehouse Buildings, Phoenix, AZ
------------------------------------------
Building & Improvements                                  4,325,469                 3.18%            SL       31.5           731,753
Building & Improvements                                     81,423                 2.56%            SL         39               627
                                                       -----------                                                       ----------
Total Depreciable Assets                                 4,406,892                                                          732,380


Warehouse Building, Fontana, CA
------------------------------------------
Building & Improvements                                  5,135,156                 2.50%            SL         40           717,576
                                                       -----------                                                       ----------
Total Depreciable Assets                                 5,135,156                                                          717,576


Industrial Building, Brea, CA
------------------------------------------
Building & Improvements                                  7,976,123                 3.18%            SL       31.5         1,808,668
Building Improvements                                      771,373                 2.56%            SL         39            38,109
                                                       -----------                                                       ----------
Total Depreciable Assets                                 8,747,496                                                        1,846,777


Office/Industrial and Commercial
Buildings, Las Vegas, NV
------------------------------------------
Building & Improvements                                  8,637,020                 3.18%            SL       31.5         1,349,431
Tenant Improvements                                        301,416                 2.56%            SL         39            24,086
                                                       -----------                                                       ----------
Total Depreciable Assets                                 8,938,436                                                        1,373,517


Land, Germantown, MD
------------------------------------------
No Depreciable Property                                          0                 0.00%                                          0
                                                       -----------                                                       ----------
Total Depreciable Assets                                         0                                                                0


Shopping Center, Salinas, CA
------------------------------------------
Building & Improvements                                  8,989,174                 3.18%            SL         31.5       1,167,433
                                                       -----------                                                       ----------
Total Depreciable Assets                                 8,989,174                                                        1,167,433

Total Depreciable Assets                               $47,233,398                                                       $7,178,669
                                                       ===========                                                       ==========
------------------------------------------------------------------------------------------------------------------------------------

SL=  Straight Line
DB=  Declining Balance

     Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Industrial Buildings in Brea, California
----------------------------------------

     This property is located within the Orange County industrial market, consisting of 230 million square feet. Brea is a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County. The property more specifically is located within the North Orange County industrial submarket, which has an inventory of 101 million square feet, or 44% of the total Orange County market. As of September 30, 1995 the North Orange County vacancy rate was 8%, down slightly from the 11% vacancy rate reported one year ago and 13% two years ago. While a small amount of speculative construction occurred in 1995, most of the construction related to build-to-suit contracts. As a result of the low vacancy and minimal speculative construction, overall industrial rental rates have stabilized. Rental rates on quality buildings have begun to increase.

Shopping Center in Salinas, California
--------------------------------------

     This property is located in Salinas, a strong retail community known as the commercial center for much of Monterey County. There are nearly 3.6 million square feet of major shopping centers in Salinas, and for the approximately 2 million square feet that directly competes with this property, overall vacancy was 2% as of December 31, 1995, the same as one year ago. Occupancy and market rents are stable, although an additional 1 million square feet currently under construction in the Salinas area may negatively impact achievable rents at the property until the newly completed space is leased.

Office/Research and Development Buildings in Columbia, Maryland
---------------------------------------------------------------

     The Howard County R&D market contains approximately 3.2 million square feet and exhibited a vacancy rate of 10% as of December 31, 1995. The 10% vacancy rate is a strong improvement from the 1990-to-1993 period when the vacancy rate hovered in the 22% to 24% range.

Office/Warehouse Buildings in Phoenix, Arizona
----------------------------------------------

     This property is located in the metropolitan Phoenix market which has an inventory of approximately 142 million square feet of industrial space, of which 6% was vacant as of year end 1995, compared to the 7% and 12% vacancy rates as of December 31, 1994 and 1993, respectively. The office market, consisting of 39 million square feet, was 11% vacant at year end 1995 compared to 1993 and 1994 vacancies of 20% and 13%, respectively. Rental rates in the Phoenix area continue to increase.

Warehouse Building in Fontana, California
-----------------------------------------

     This property is located within the greater Los Angeles industrial market, consisting of 950 million square feet. More specifically, the property is located within the Inland Empire industrial market, which consists of 113 million square feet, or 12% of the total Los Angeles industrial market. As of September 30, 1995, the Inland Empire industrial vacancy rate was approximately 8% as compared to the 11% vacancy level reported a year earlier. Similar to other areas of southern California, a small amount of speculative construction occurred in 1995, although most of the construction related to build-to-suit contracts. Low vacancy and minimal speculative construction have resulted in the stabilization of rental rates. Rental rates on quality buildings have begun to increase.

Office/Industrial/Retail Buildings in Las Vegas, Nevada
-------------------------------------------------------

     The healthy business climate of Las Vegas, fueled by the gaming and service industries, is responsible for a strong industrial market, which exhibits a low vacancy rate of approximately 2% on a base inventory of 38 million square feet. Rental rates have increased over the past year and most free rent concessions have been eliminated. Given the low vacancy level, new construction in all product types and sizes is underway.

Item 3. Legal Proceedings.
        -----------------

     The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. A tenant of one of the Partnership's properties has sued the Partnership for breach of the lease. See Item 1.E.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

     There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     As of December 31, 1995, there were 13,127 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $6,389,408, including $2,313,164 of returned capital from the proceeds of two property sales. Cash distributions paid in 1994 or distributed after year end with respect to 1994 to the Limited Partners as a group totaled $7,229,361, including $3,968,640 of returned capital from the proceeds of property sales.

     Cash distributions exceeded net income in 1995 and, therefore, resulted in a reduction of partners' capital. However, operating cash distributions were less than net cash provided by operating activities. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data
         -----------------------

                           For Year           For Year         For Year          For Year         For Year
                           Ended or           Ended or         Ended or          Ended or          Ended
                             as of             as of             as of             as of           or as of
                          12/31/95(1)       12/31/94(2)       12/31/93(3)        12/31/92          12/31/91
                          -----------       -----------       -----------        --------          --------
Revenues                  $ 5,522,086       $ 6,096,743       $ 3,190,972       $ 2,903,022       $ 3,694,781

Net Income                $ 2,248,715       $ 3,375,406       $    50,380       $ 1,523,145       $ 1,463,293

Net Income
per Weighted
Average
Limited
Partnership
Unit                      $     26.96       $     40.42       $       .60       $     18.21       $     17.43

Total Assets              $60,535,231       $64,530,075       $69,345,524       $71,637,001       $72,837,931

Total Cash
Distributions
per Limited
Partnership
Unit outstanding
for the entire
period, including
amounts distributed
after year end with
respect to the
previous year             $     77.36       $     87.44       $     32.50       $     28.75       $     40.00

(1) During 1995, the Partnership recorded a valuation provision on one property totaling $600,000 ($7.19 per Weighted Average Limited Partnership Unit). Cash distributions include a return of capital of $28 per Unit.

(2) During 1994, the Partnership recorded a valuation provision on one property totaling $1,400,000 ($16.76 per Weighted Average Limited Partnership Unit). Net income also includes a gain of $1,790,470 recognized on the sale of two investments. Cash distributions include a return of capital of $48 per Unit.

(3) During 1993, the Partnership recorded a valuation provision on two properties totaling $2,000,000 ($23.93 per Weighted Average Limited Partnership Unit).

Item 7
------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made the real estate investments described in Item 1 herein. Two investments have been sold; one in June 1994 and the other in August 1994.

     As a result of the sales, capital of $6,281,804 has been returned to the limited partners through December 31, 1995. On September 15, 1994, the Partnership made a capital distribution of $48 per limited partnership unit, which reduced the adjusted capital contribution to $952 from $1,000 per unit. A capital distribution in July 1995 of $28 per limited partnership unit further reduced the adjusted capital contribution to $924. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to the advisor ($183,426 in 1995 and $1,259,988 in 1994).

     At December 31, 1995, the Partnership had $11,655,405 in cash, cash equivalents and short-term investments, of which $1,011,274 was used for cash distributions to partners on January 25, 1996; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Quarterly distributions of cash from operations relating to 1995 and 1994 were made at the annualized rate of 5.25% and 4%, respectively, on the weighted average adjusted capital contribution during the period. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $32,572 and $4,447 at December 31, 1995 and 1994, respectively. Through December 31, 1995, the Partnership had repurchased and retired 755 limited partnership units for an aggregate cost of $729,132.

     The carrying value of real estate investments in the financial statements at December 31, 1995 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1995, the appraised value of certain investments exceeded the related carrying values by an aggregate of approximately $4,900,000, and the remaining investments had carrying values which exceeded their appraised values by a total of approximately $2,400,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     Effective January 1, 1995, Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Puente Street investment is also a wholly-owned property. The other three investments in the portfolio are structured as joint ventures with real estate development/management firms. The C.S. Graham and Lakewood Apartments investments, which were sold in 1994, were also joint ventures.

     Operating Factors

     Occupancy at University Business Park was at 98% at December 31, 1995, an increase from 89% at December 31, 1994 and 80% a year earlier. Rental rates are increasing and occupancy levels have remained high as the Phoenix market appears to have stabilized.

     Overall occupancy at the Columbia Gateway Corporate Park remained at 92% at December 31, 1995, unchanged from the preceding year end. Construction of a 46,000 square foot build-to-suit facility was completed during the third quarter of 1994 and the tenant assumed occupancy on September 1, 1994. Occupancy was 73% at December 31, 1993.

     Occupancy at Puente Street has been 100% since the first quarter of 1994. Prior to that date, occupancy was at 70%. Notwithstanding the improvement in leasing, the carrying value of this investment was reduced in 1993 and 1994 to estimated net realizable value, due to depressed market conditions.

     During 1995, the joint venture undertook a number of feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that it is not in the best interest of the limited partners to develop this site. Accordingly, the carrying value was reduced to estimated fair market value less cost of sale.

     Occupancy increased from 92% to 95% at the Palms Business Center III and IV during 1995. Occupancy was 98% at December 31, 1993. The majority of the tenants are renewing leases upon their expirations, and as a result of demand, rents are increasing.

     Occupancy at the Dahlia property remained at 100% during 1995. It was 89% at December 31, 1993. The market conditions for industrial space in this area of California are improving.

     Santa Rita Plaza was 91% leased at December 31, 1995, which approximated the occupancy over the past three years. While occupancy at the Plaza has been high, performance has been affected by tenant delinquencies and turnover due to business failures.

     Investment Results

     Interest on short-term investments and cash equivalents increased significantly in 1994 as compared to 1993, and again in 1995, due to both an increase in interest rates and a higher average investment balance resulting from the temporary investment of proceeds from the C.S. Graham and Lakewood sales.

     Significant Transactions

     The Managing General Partner determined during the second quarter of 1995 not to develop the Waters Landing II site. Accordingly, the carrying value of this investment was reduced to its estimated fair market value less cost of sale with a $600,000 charge to operations. As a result of depressed market conditions, the Managing General Partner has determined that the carrying value of the Puente Street investment should be reduced to estimated net realizable value through a charge to operations of $1,500,000 in 1993 and further reduced in 1994 by $1,400,000. During 1993, the Managing General Partner also reduced the carrying value of Columbia Gateway Corporate Park to its estimated net realizable value which resulted in an investment valuation allowance of $500,000.

     The gains recognized by the Partnership in 1994 on the sale of the C.S. Graham and Lakewood properties were $409,982 and $1,380,488, respectively. An additional $6,209 was received in 1995 in final settlement of the Lakewood sale.

     1995 Compared to 1994

     Exclusive of the investment valuation allowances, the gain on sales of property by joint ventures and the operating results from C.S. Graham and Lakewood Apartments recognized in 1994 ($273,429), total real estate operations were $2,828,940 in 1995 and $2,733,686 in 1994. Operating income increased at Puente Street ($303,000) and Columbia Gateway Park ($127,000). The improvement at Puente Street results from the lease-up of the property during the first quarter of 1994. The improvement at Columbia Gateway Park is due to improvements in rental income. These increases were partially offset by a decline in net operating income at Santa Rita Plaza ($275,000) due to tenant delinquencies and turnover due to business failures. Net operating income also decreased at Palms Business Center III and IV and at University Business Park due to costs associated with tenant turnover in advance of lease expirations.

     Exclusive of operating distributions from Lakewood Apartments and C.S. Graham ($358,198) during 1994, cash flow from operations increased from $2,128,608 to $4,738,007. Cash flow from operations in 1994 included two significant transactions. The Partnership paid $1,259,988 of the previously accrued, but deferred management fee to the advisor. In addition, the Partnership granted rental concessions and paid a lease commission related to the new tenant at Puente Street, which totalled $410,000. The balance of the increase in cash flow from operations primarily stems from the assumption of joint venture cash balances in connection with the three ownership restructurings and from decreases in working capital items.

     1994 Compared to 1993

     Operating income from Puente Street increased significantly between 1994 and 1993, with the lease-up of the property.

     Exclusive of the operating results from C.S. Graham, Lakewood and Puente Street, joint venture earnings were $2,499,676 in 1994 and $2,126,010 in 1993. This $373,666 or 18% increase resulted from improved operating results at all of the joint venture projects. Columbia Gateway Corporate Park improved by approximately $123,000, due to an increase in rental revenue of $50,000 and a decrease in expenses of $73,000. Dahlia improved by approximately $62,000, due to a decrease in property operating expenses of $103,000 which was partially offset by a decrease in rental revenue of $42,000 (although rental revenue in 1993 included $300,000 from a settlement of past due rents from a former tenant). Palms Business Center III and IV, Santa Rita Plaza and University Business Park also improved by approximately $57,000, $68,000 and $62,000, respectively.

     Exclusive of operating cash flow from Lakewood and C.S. Graham of $358,198 in 1994 and $331,453 in 1993, operating cash flow increased by $713,946 or 50% between the respective years. In addition to the effect of improved operating results, cash flow increased during 1994 as a result of the timing of cash distributions to the Partnership from certain joint ventures which had been retaining additional working capital reserves. This reduction in working capital reserves was most notable at Palms Business Center III and IV ($950,000), Dahlia ($630,000) and Columbia Gateway Corporate Park ($150,000). These increases were partially offset by the payment of deferred, but previously accrued, management fees to the advisor ($1,259,988). Operating cash flow at Puente Street declined due primarily to the payment of lease commissions. Also, cash flow at University Business Park declined by approximately $175,000 due to timing of distributions.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     1995 Compared to 1994

     The Partnership management fee increased due to an increase in distributable cash flow from operations. General and administrative expenses increased $57,459 or 21%, primarily due to an increase in legal costs associated with the various joint venture restructurings.

     1994 Compared to 1993

     The Partnership management fee increased due to an increase in distributable cash flow. General and administrative expenses increased $30,453 or 13%, primarily due to professional and servicing fees.

Inflation
---------

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

     See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

     The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

     (a) and (b) Identification of Directors and Executive Officers.
                 --------------------------------------------------

     The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1995.

Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Joseph W. O'Connor             President, Chief Executive Officer and Director                          49
Daniel J. Coughlin             Managing Director and Director                                           43
Peter P. Twining               Managing Director, General Counsel and Director                          49
Wesley M. Gardiner, Jr.        Vice President                                                           37
Daniel C. Mackowiak            Principal Financial and Accounting Officer                               44

     Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on October 23, 1986. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity as of January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

     (c)  Identification of Certain Significant Employees.
          -----------------------------------------------

          None.

     (d)  Family Relationships.
          --------------------

          None.

     (e)  Business Experience.
          -------------------

          The Managing General Partner was incorporated in Massachusetts on October 23, 1986. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

     Joseph W. O'Connor has been President, Chief Executive Officer and a Director of Copley Real Estate Advisors, Inc. ("Copley") since January, 1982. He was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988. He has been active in real estate for 27 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

     Daniel J. Coughlin was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988 and a Director of Copley since July 1994. Mr. Coughlin has been active in financial management and control for 21 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of Copley. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

     Peter P. Twining is a Managing Director and General Counsel of Copley. As such, he is responsible for general legal oversight and policy with respect to Copley and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of Copley's legal operations. Before joining Copley in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

     Wesley M. Gardiner, Jr. joined Copley in 1990 and has been a Vice President at Copley since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at Copley has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by Copley whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

     Daniel C. Mackowiak has been a Vice President of Copley since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of Copley from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining Copley, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

     Mr. O'Connor is a director of Copley Properties, Inc., a Delaware corporation organized as a real estate investment trust which is listed for trading on the American Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

     (f)  Involvement in Certain Legal Proceedings.
          ----------------------------------------

          None.

Item 11.  Executive Compensation.
          ----------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 6 of Notes to Financial Statements.

The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995. Cash distributions to General Partners include amounts distributed after year end with respect to 1995.

                                                                                              Amount of
                                                                                            Compensation
                                                                                                 and
Receiving Entity                             Type of Compensation                           Reimbursement
----------------                             --------------------                           -------------
General Partners                             Share of Distributable Cash                      $  41,174

Copley Real Estate Advisors, Inc.            Management Fees and                                427,298
                                             Reimbursement of Expenses

New England Securities Corporation           Servicing Fees plus out-of-                         16,774
                                             pocket reimbursements
                                                                                              ---------
                                             TOTAL                                            $ 485,246
                                                                                              =========

     For the year ended December 31, 1995 the Partnership allocated $31,706 taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.
    -----------------------------------------------

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.
    --------------------------------

     The General Partners of the Partnership owned no Units at December 31,
1995.

(c) Changes in Control.
    ------------------

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.
         -------------------------------------------------------

     (a) The following documents are filed as part of this report:

          (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report.

          (2) Financial Statement Schedule - The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report.

          (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1995, the Partnership filed no Current Reports on Form 8-K.

                                   New England

                              Pension Properties V;

                        A Real Estate Limited Partnership




                              Financial Statements

                                 * * * * * * * *




                                December 31, 1995

                        NEW ENGLAND PENSION PROPERTIES V;
                        ---------------------------------
                        A REAL ESTATE LIMITED PARTNERSHIP
                        ---------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                                    Page

Report of Independent Accountants ................................................................

Financial Statements:

           Balance Sheet - December 31, 1995 and 1994 ............................................

           Statement of Operations - Years ended December 31, 1995, 1994 and 1993 ..........................................................................

           Statement of Changes in Partners' Capital (Deficit) - Years ended
               December 31, 1995, 1994 and 1993 ..................................................

           Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993 ..........................................................................

           Notes to Financial Statements .........................................................

Financial Statement Schedule:

           Schedule III - Real Estate and Accumulated Depreciation at
               December 31, 1995 .................................................................

                        Report of Independent Accountants
                        ---------------------------------

To the Partners

New England Pension Properties V;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operation and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's investments in Santa Rita Plaza, Palms Business Center III and IV, and Dahlia for the years ended December 31, 1995, 1994 and 1993. Operating income for these investments aggregated $1,594,233 for the year ended December 31, 1995, and equity in joint venture income aggregated $2,200,515 and $2,014,952 for the years ended December 31, 1994 and 1993. We also did not audit the financial statements of the Partnership's investment in Puente Street for the year ended December 31, 1995. Operating income for this investment totalled $784,895 for the year ended December 31, 1995. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park joint venture investee for the year ended December 31, 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $371,986 for the year ended December 31, 1995. We also did not audit the financial statements of the Partnership's Lakewood joint venture investee for the year ended December 31, 1993, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $274,968 for the year ended December 31, 1993. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for operating income and equity in joint venture income for Santa Rita Plaza, Palms Business Center III and IV, and Dahlia for the years ended December 31, 1995, 1994 and 1993, for Puente Street for the year ended December 31, 1995, and for Lakewood for the year ended December 31, 1993, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1995, 1994 and 1993 provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP
-------------------------
Price Waterhouse LLP

Boston, Massachusetts
March 11, 1996

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                                                     December 31,
                                                                       -----------------------------------------
                                                                             1995                     1994
                                                                       ----------------         ----------------
Assets

Real estate investments:
  Property, net                                                        $    37,058,053          $      9,861,784
  Joint ventures                                                            11,821,773                40,779,263
                                                                       ----------------         ----------------
                                                                            48,879,826                50,641,047

Cash and cash equivalents                                                    3,790,598                 8,975,244
Short-term investments                                                       7,864,807                 4,913,784
                                                                       ---------------          ----------------
                                                                       $    60,535,231          $     64,530,075
                                                                       ===============          ================


Liabilities and Partners' Capital

Accounts payable                                                       $       120,505          $        116,660
Accrued management fees                                                         50,008                    39,295
Deferred management and disposition fees                                       368,161                   347,978
                                                                       ---------------          ----------------
Total liabilities                                                              538,674                   503,933
                                                                       ---------------          ----------------

Commitments to fund real estate investments

Partners' capital (deficit):
  Limited partners ($924 and $952 per unit,
    respectively; 160,000 units authorized, 82,536
    and 82,613 issued and outstanding, respectively)                        60,073,461                64,086,525
  General partners                                                             (76,904)                 (60,383)
                                                                       ---------------          ---------------
Total partners' capital                                                     59,996,557                64,026,142
                                                                       ---------------          ----------------


                                                                       $    60,535,231          $     64,530,075
                                                                       ===============          ================



                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                                         Year ended December 31,
                                                    --------------------------------------------------------------
                                                         1995                  1994                       1993
                                                    --------------        --------------            --------------
Investment Activity

Property rentals                                    $    3,400,015        $      937,006            $      161,378
Interest income on loan to ground lessor                    63,455                   --                        --
Property operating expenses                               (839,565)             (315,857)                 (332,190)
Ground rent expense                                       (162,500)                  --                        --
Depreciation and amortization                             (937,015)             (410,119)                 (300,625)
                                                    --------------        --------------            --------------
                                                         1,524,390               211,030                  (471,437)

Joint venture earnings                                   1,304,550             2,796,085                 2,626,535
Investment valuation allowances                           (600,000)           (1,400,000)               (2,000,000)
                                                    --------------        --------------            --------------
   Total real estate operations                          2,228,940             1,607,115                   155,098

Gain on sales of property by joint ventures                  6,209             1,790,470                       --
                                                    --------------        --------------            --------------

   Total real estate activity                            2,235,149             3,397,585                   155,098

Interest on cash equivalents
   and short-term investments                              747,857               573,182                   403,059
                                                    --------------        --------------            --------------

   Total investment activity                             2,983,006             3,970,767                   558,157
                                                    --------------        --------------            --------------

Portfolio Expenses

Management fee                                             407,217               325,746                   268,615
General and administrative                                 327,074               269,615                   239,162
                                                    --------------        --------------            --------------
                                                           734,291               595,361                   507,777
                                                    --------------        --------------            --------------

Net Income                                          $    2,248,715        $    3,375,406            $       50,380
                                                    ==============        ==============            ==============


Net income per weighted average limited
   partnership unit                                 $        26.96        $        40.42            $          .60
                                                    ==============        ==============            ==============

Cash distributions per limited partnership
   unit outstanding for the entire year             $        74.75        $        87.92            $        28.75
                                                    ==============        ==============            ==============

Weighted average number of limited
   partnership units outstanding during
   the year                                                 82,582                82,675                    82,735
                                                    ==============        ==============            ==============


                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                       Year ended December 31,
                               -----------------------------------------------------------------------------------------------------

                                            1995                                1994                                1993
                               ----------------------------        ----------------------------        -----------------------------

                                General           Limited           General           Limited           General           Limited
                               Partners          Partners          Partners          Partners          Partners          Partners
                               --------          --------          --------          --------          --------          --------
Balance at beginning of year   $(60,383)       $ 64,086,525        $(60,791)       $ 68,092,152        $(37,266)       $ 70,476,074

Repurchase of limited
  partnership units                  --             (64,360)             --             (77,384)             --             (54,944)


Cash distributions              (39,008)         (6,174,932)        (33,346)         (7,269,895)        (24,029)         (2,378,854)


Net income                       22,487           2,226,228          33,754           3,341,652             504              49,876
                               --------        ------------        --------        ------------        --------        ------------

Balance at end of year         $(76,904)       $ 60,073,461        $(60,383)       $ 64,086,525        $(60,791)       $ 68,092,152
                               ========        ============        ========        ============        ========        ============


                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                                             Year ended December 31,
                                                                         -----------------------------------------------------------

                                                                             1995                   1994                    1993
                                                                         -----------            ------------            -----------
Cash flows from operating activities:
  Net income                                                             $ 2,248,715            $  3,375,406            $    50,380
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                          937,015                 410,119                300,625
      Gain on sales of property by joint ventures                             (6,209)             (1,790,470)                  --
      Investment valuation allowances                                        600,000               1,400,000              2,000,000
      Increase in deferred lease commissions                                 (85,768)               (649,813)              (395,376)

      Equity in joint venture earnings                                    (1,304,550)             (2,796,085)            (2,626,535)

      Cash distributions from joint
        ventures                                                           1,850,619               3,930,364              1,933,568
      Decrease (increase) in investment
        income receivable                                                     16,323                  44,546                (66,835)

      Decrease (increase) in property
        working capital                                                      447,121                (359,316)               434,318
      Payment of deferred management fee                                    (183,426)             (1,259,988)                  --
      Increase in operating liabilities                                      218,167                 182,043                115,970
                                                                         -----------            ------------            -----------
    Net cash provided by operating
      activities                                                           4,738,007               2,486,806              1,746,115
                                                                         -----------            ------------            -----------

Cash flows from investing activities:
  Return of capital from joint venture                                     1,305,765                    --                  195,000
  Net proceeds from sale of investments                                        6,209               7,749,728                   --
  Deferred disposition fees                                                     --                   267,715                   --
  Investment in joint ventures                                              (138,242)               (790,209)              (318,206)

  Investments in property                                                   (100,739)               (292,614)              (484,578)

  Loan to ground lessor                                                   (1,750,000)                   --                     --
  Decrease (increase) in short-term
    investments, net                                                      (2,967,346)              3,691,279             (1,888,745)

                                                                         -----------            ------------            -----------
  Net cash provided by (used in)
    investing activities                                                  (3,644,353)             10,625,899             (2,496,529)

                                                                         -----------            ------------            -----------

Cash flows from financing activities:
  Distributions to partners                                               (6,213,940)             (7,303,241)            (2,402,883)

  Repurchase of limited partnership units                                    (64,360)                (77,384)               (54,944)

                                                                         -----------            ------------            -----------
  Net cash used in financing activities                                   (6,278,300)             (7,380,625)            (2,457,827)

                                                                         -----------            ------------            -----------

  Net increase (decrease) in cash and cash
    equivalents                                                           (5,184,646)              5,732,080             (3,208,241)


Cash and cash equivalents:
  Beginning of year                                                        8,975,244               3,243,164              6,451,405
                                                                         -----------            ------------            -----------

  End of year                                                            $ 3,790,598            $  8,975,244            $ 3,243,164
                                                                         ===========            ============            ===========

Non-cash transactions:

Three of the Partnership's joint venture investments were converted to wholly-owned properties in 1995. The carrying value of these investments at their respective conversion dates totalled $27,938,099.

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987, and acquired the seven real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate.

     The Managing General Partner of the Partnership is Fifth Copley Corp., a wholly-owned subsidiary of Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of Copley and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by Copley pursuant to an advisory contract. Copley is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company ("The New England"), the parent of NEIC's predecessor, is NEIC'S principal unitholder. In August 1995, The New England announced an agreement to merge (the "Merger") with Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995 .

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $32,572 and $4,447 at December 31, 1995 and 1994, respectively. Through December 31, 1995 and 1994, the Partnership had repurchased and retired 755 units and 678 units, respectively.

     Management

     Copley, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. Copley is also reimbursed for expenses incurred in connection with administering the Partnership ($20,081 in 1995, $15,322 in 1994, and $8,696 in 1993).
Acquisition fees were based on 2% of gross proceeds from the offering. Disposition fees are generally 3% of the selling price of property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $267,715 at December 31, 1995 and 1994.

     New England Securities Corporation, a direct subsidiary of The New England, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $16,774, $26,717, and $19,122 in 1995, 1994 and 1993, respectively.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

     Real Estate Joint Ventures

     Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the one venture jointly owned by an affiliate of the Partnership which has substantial economic equity in the project.

     Property

     Property includes land and buildings and improvements, which are stated at cost, less accumulated depreciation, and other operating net assets (liabilities). The initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

     Tenant leases at the properties provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Capitalized Costs

     Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are amortized using the straight-line method over the estimated useful lives of the underlying property.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposition of property. Effective January 1, 1995, with its adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) entitled, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership measures the impairment loss based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss is measured based on the excess of the investment's carrying value over its estimated fair market value less estimated costs of sale. Property held for sale is not depreciated during the holding period. The Waters Landing II investment was reduced to its estimated fair market value less the cost of sale during 1995. (See Note 3.) Prior to the adoption of SFAS 121, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value.

     During 1993, the Managing General Partner determined that the carrying value of the Puente Street and Columbia Gateway Corporate Park investments should be reduced to their respective estimated net realizable values. During 1994, the Managing General Partner further reduced the carrying value of the Puente Street investment. (See Notes 3 and 4.)

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1995 and 1994, the appraised values of certain investments exceeded their related carrying values by an aggregate of $4,900,000 and $2,200,000, respectively, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $2,400,000 and $2,900,000, respectively.

     The current appraised value of real estate investments has been estimated by the Managing General Partner, and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest which approximates market value. At December 31, 1995 and 1994, all investments were in commercial paper with less than seven months and four months, respectively, remaining to maturity.

     Deferred Disposition Fees

     Disposition fees due to Copley related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus a stipulated return thereon.

     Income Taxes

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations

     Net income per unit is computed based on the weighted average number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

Note 3 - Real Estate Joint Ventures
-----------------------------------

     The Partnership had invested in eight real estate joint ventures, each organized as general partnership with a real estate development/management firm. Two joint venture projects were sold in 1994, and three ventures were converted to wholly-owned investments in 1995. Joint venture investments are in either of two forms. In one form, the Partnership makes an equity contribution which is subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing transactions. In the second form of joint venture, the Partnership makes an equity contribution to the venture, subject to preferential returns, and also makes a loan to its venture partner which, in turn, contributes the proceeds to the venture. The loans bear interest at a specified rate, mature in full in ten years, and are secured by the venture partner's interest in the venture. These loans have been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits in proportion to ownership interests and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The Partnership's venture partners are responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The respective real estate development/management firms or their affiliates also provide various services to the joint ventures for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                                                                                         December 31,
  Investment/                       Rate of             Ownership              ----------------------------
   Location                 Return/Interest             Interest                    1995           1994
--------------             -----------------           ----------              ------------    ------------
Waters Landing II                      10.5%               60%    (E)          $  1,338,998    $  1,328,053
  Germantown, MD                       10.5%                      (L)          $    892,665    $    885,369

Dahlia
  Fontana, CA                          10.0%               60%                 $       --      $  7,081,593

University Business Park
  Phoenix, AZ                          10.0%               60%                 $  7,858,213    $  7,738,212

Columbia Gateway
 Corporate Park
  Columbia, MD                         10.5%            15.25%                 $  5,517,497    $  5,517,497

Palms Business Center III
  and IV
  Las Vegas, NV                        11.0%               60%                 $       --      $ 10,979,963

Santa Rita Plaza
  Salinas, CA                          10.5%               63%                 $       --      $ 10,753,645

                                                                  (E)  Equity  (L)  Loan

     Waters Landing II

     On May 26, 1987, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation. The Partnership committed to make a maximum equity contribution of $4,682,400 and a loan to the venture partner of $3,121,600. The venture acquired land to develop an apartment complex.

     During the second quarter of 1995, the Managing General Partner determined that it was not in the best interest of the limited partners to develop the Waters Landing II site. Accordingly, the carrying value of this investment has been reduced to its estimated net fair market value with the recognition of an investment valuation allowance of $600,000.

     Dahlia

     On September 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of Investment Building Group to construct and operate an industrial facility. The Partnership committed to make a maximum equity contribution of $7,250,000, of which $7,081,593 was funded as of December 31, 1995.

     Effective September 1, 1995, this investment was converted to a wholly-owned property for financial reporting purposes, pursuant to an amendment to the joint venture agreement granting the Partnership control over management decisions. (See Note 4.)

     University Business Park

     On September 30, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Hewson Company to construct and operate five multi-tenant industrial buildings. The Partnership committed to make a maximum equity contribution of $9,450,000. Subsequent to December 31, 1995, and effective January 1, 1996, the joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. The minimum future rental payments to the venture under non-cancelable operating leases are:
$653,000 in 1996; $596,000 in 1997; $508,000 in 1998; $434,000 in 1999; and
$203,000 in 2000.

     Columbia Gateway Corporate Park

     On December 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and an affiliate of Manekin Corporation to construct and operate seven research and development /office buildings, of which six have been constructed to date. The Partnership committed to make a $6,402,000 equity contribution to the joint venture. The Partnership and its affiliate collectively have a 50% ownership interest in the joint venture. The minimum future rental payments to the venture under non-cancelable operating leases are: $1,316,589 in 1996; $1,176,845 in 1997; $1,116,297 in
1998; $1,038,834 in 1999; $411,261 in 2000, and $1,507,959 thereafter.

     At December 31, 1993, the Managing General Partner had determined that the carrying value of this investment would not be recovered through estimated undiscounted future cash flows. Accordingly, the carrying value was reduced by $500,000 to estimated net realizable value.

     Palms Business Center III and IV

     On March 7, 1988, the Partnership entered into a joint venture with an affiliate of B.H. Miller Companies to construct and operate thirteen commercial buildings.

     Effective January 1, 1995, the venture partner's ownership interest was assigned to the Partnership. (See Note 4.)

     Santa Rita Plaza

     On February 1, 1989, the Partnership entered into a joint venture with an affiliate of Rodde McNellis to acquire a ground leasehold interest and construct and operate a shopping center. The Partnership committed to make a maximum equity contribution of $11,350,000, of which $10,950,840 was funded as of December 31, 1995. Capital contributions of $6,500,000, and accrued preferential return related thereto, began amortizing over a 27-year period in February 1991, with a balloon payment due on February 1, 1999. The remaining $4,850,000 contribution together with any accrued preferential return balance is payable in full in 2004.

     Effective August 1, 1995 this investment was converted to a wholly-owned property for financial reporting purposes, pursuant to an admendment to the joint venture agreement granting the Partnership control over management decisions and increasing its ownership interest from 60% to 63%. (See Note 4.)

     Sale of C.S. Graham and Lakewood

     On June 30, 1987, the Partnership entered into a joint venture agreement with an affiliate of Connell Scott and Associates to own and operate a warehouse facility. The Partnership contributed a total of $3,185,246 to the venture. On June 17, 1994, the joint venture sold its property. The total sales price was $3,925,000. After closing costs, the Partnership received proceeds of $3,720,076 and recognized a gain of $409,982 ($4.91 per weighted average limited partnership unit). A disposition fee of $117,750 was accrued but not paid to the advisor.

     On August 12, 1988, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of Evans Withycombe Company to construct and operate an apartment complex. The Partnership's total equity contribution was $ 3,167,615. On August 17, 1994, the joint venture sold its property to a real estate investment trust sponsored by Evans Withycombe. After closing costs, the payment of preferential returns to the Partnership, and the allocation to the venture partner, the Partnership received its share of the proceeds of $4,297,367 and recognized a gain of $1,380,488 ($16.53 per weighted average limited partnership unit). A disposition fee of $149,965 was accrued but not paid to the advisor. An additional $6,209 was received in 1995 in final settlement of the Lakewood sale.

     On September 15, 1994, the Partnership made a capital distribution of $3,968,640 ($48 per limited partnership unit) from the proceeds of the C.S. Graham and Lakewood sales. A second capital distribution of $2,313,164 ($28 per limited partnership unit) was made in July, 1995. A portion of the proceeds was used to pay previously accrued, but deferred, management fees due to the advisor ($183,426 in 1995 and $1,259,988 in 1994).

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                                  December 31,
                                                        -----------------------------
                                                            1995              1994
                                                        -----------       -----------
Assets
     Real property, at cost less accumulated
       depreciation of $4,019,677 and $6,358,984,
       respectively                                     $22,312,780       $45,272,536
     Other                                                  484,715         3,525,687
                                                        -----------       -----------
                                                         22,797,495        48,798,223

Liabilities                                                 187,308           440,384
                                                        -----------       -----------

Net assets                                              $22,610,187       $48,357,839
                                                        ===========       ===========

                              Result of Operations
                              --------------------

                                                         Year ended December 31,
                                           --------------------------------------------
                                              1995             1994             1993
                                           ----------       ----------       ----------
Revenue
       Rental income                       $4,437,415       $8,058,767       $8,468,935
       Other income                           146,660          222,180          277,313
                                           ----------       ----------       ----------
                                            4,584,075        8,280,947        8,746,248
                                           ----------       ----------       ----------

Expenses
       Operating expenses                   1,402,041        2,837,050        3,060,918
       Depreciation and amortization        1,032,349        1,727,610        2,212,820
                                           ----------       ----------       ----------
                                            2,434,390        4,564,660        5,273,738
                                           ----------       ----------       ----------

Net Income                                 $2,149,685       $3,716,287       $3,472,510
                                           ==========       ==========       ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

     The C.S. Graham and Lakewood investments were sold on June 17, 1994 and August 17, 1994, respectively. The above amounts include their results of operations through the respective sale dates. The Palms Business Center, Santa Rita Plaza and Dahlia investments were converted to wholly-owned properties effective January 1, 1995, August 1, 1995, and September 1, 1995, respectively. The above amounts include their results of operations through their respective conversion dates.

Note 4 - Property

     Palms Business Center III and IV

     Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Since that date, the investment is being accounted for as a wholly-owned property. The carrying value at conversion ($10,308,265) was allocated to land, building and improvements and other net operating assets.

     The buildings and improvements of Palms Business Center are being depreciated over 25 years, beginning January 1, 1995. The minimum future rental payments venture under non-cancelable operating leases are: $1,230,644 in 1996; $1,180,926 in 1997; $787,018 in 1998; $604,737 in 1999; $536,145 in 2000; and
$24,810 thereafter.

     Santa Rita Plaza

     Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Accordingly, as of such date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets. On this same date, the Partnership made a fifteen-year loan in the amount of

$1,750,000 to the ground lessor, who used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture. The Partnership can require full payment of the loan after August 1, 2000. The ground lease requires an annual base payment of $390,000 per year through 2063, plus 11.55% of rents, as defined.

     The buildings and improvements of Santa Rita Plaza are being depreciated over 25 years beginning August 1, 1995. The loan to ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land. The minimum future rental payments from tenants under non-cancelable operating leases are: $1,239,214 in 1996; $1,178,683 in 1997; $1,069,823 in
1998; $951,248 in 1999; $846,850 in 2000; and $3,991,114 thereafter.

     Dahlia

     Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value at conversion ($7,413,175) was allocated to land, building and improvements, and other net operating assets. During 1993, the joint venture agreed to a settlement with a former tenant for past due rent. This settlement is secured by an attachment on 36 acres of land in Scottsdale, Arizona. The land is currently being marketed for sale pursuant to the settlement agreement.

     The buildings and improvements of Dahlia are being depreciated over 25 years beginning September 1, 1995. The minimum future rental payments due under non-cancelable operating leases are: $852,324 in 1996; $777,924 in 1997; $678,685 in 1998; $607,805 in 1999; $612,680 in 2000; and $1,610,370 thereafter.

     Puente Street

     On April 28, 1988, the Partnership entered into a joint venture with an affiliate of The Muller Company. Effective June 1, 1991, in accordance with the joint venture agreement, the Partnership assumed total ownership of this property due to the venture partner's inability to fund its proportionate share of operating deficits. The property includes an industrial building, together with a parking lot and storage area in Brea, California.

     The Managing General Partner determined that the carrying value of this investment exceeded its estimated net realizable value because of the effect of depressed market conditions on rental rates. Accordingly, the carrying value was reduced to its estimated net realizable value by $1,500,000 in 1993. Due to a further deterioration in market conditions, the carrying value was further reduced during the fourth quarter of 1994 by $1,400,000.

     The building and improvements at Puente Street are being depreciated over 30 years beginning June 1, 1991. The minimum future rentals under non-cancelable operating leases are: $717,487 in 1996; $799,044 in 1997; $816,300 in 1998;
$707,683 in 1999; $644,220 in 2000; and $2,295,111 thereafter.

     The following is a summary of the Partnership's investment in property (four in 1995 and one in 1994):

                                                         December 31,
                                          --------------------------------------
                                               1995                      1994
                                          ------------              -----------
     Land                                 $  7,548,949              $ 3,985,498
     Buildings and improvements             30,323,985                8,910,665
     Accumulated depreciation               (1,596,044)                (874,768)
     Investment valuation allowance         (2,900,000)              (2,900,000)
     Loan to ground lessor                   1,726,003                      --
     Lease commissions and
         other assets, net                   1,576,781                  839,815
     Accounts receivable                       900,017                   60,380
     Accounts payable                         (521,638)                (159,806)
                                          ------------              -----------
                                          $ 37,058,053              $ 9,861,784
                                          ============              ===========

Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                       Year ended December 31,
                                          ------------------------------------------------
                                              1995               1994              1993
                                          -----------        -----------        ----------
Net income per financial statements       $ 2,248,715        $ 3,375,406        $   50,380
Timing differences:
  Joint venture earnings                    1,532,140            329,584           644,139
  Property rentals                         (1,844,941)          (433,648)              572
  Expenses                                     31,747         (1,107,117)          151,982
  Depreciation and amortization               602,925                 21            47,455
  Investment valuation allowances             600,000          1,400,000         2,000,000
  Gain on sale                                   --              483,030              --
                                          -----------        -----------        ----------

Taxable income                            $ 3,170,586        $ 4,047,276        $2,894,528
                                          ===========        ===========        ==========

Note 6 - Partners' Capital
--------------------------

     Allocation of net income from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $952 in 1994, and further reduced to $924 in 1995, as a result of the return of capital from the sale of two investments. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1995 were made on January 25, 1996 in the aggregate amount of $1,011,274 ($12.13 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
           SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1995

                                                                             Initial Cost to
                                                                             the Partnership
                                             -----------------------------------------------------------------------------
                                                                                  Lease Comm.
                                                             Buildings &           & Other                 Other Net
Description                                      Land        Improvements        Capital Costs        Assets (Liabilities)
-----------------------------------------    -----------     ------------        -------------        --------------------
Brea, CA.
 - Puente Street (See Note A)                 $3,985,498     $ 8,542,701          $1,273,000                   ($619)

Las Vegas, NV.
 - Palms Business Center III and IV
   (See Note A)                                2,195,482       7,783,981             115,493                 213,309

Fontana, CA.
 - Dahlia (See Note A)                         1,367,969       5,471,878             227,625                 345,703

Salinas, CA.
 - Santa Rita Plaza (See Note A)                       0       8,056,722             196,574               1,963,363

                                             -----------------------------------------------------------------------------
Total Wholly-Owned Property                   $7,548,949     $29,855,282          $1,812,692              $2,521,756
                                             =============================================================================


60% interest in
Waters Landing II
joint venture. Owners of                     -----------------------------------------------------------------------------
land in Germantown, MD.

60% interest in
University Business Park
joint venture.
Develop and operate warehouse/               -----------------------------------------------------------------------------
office bldgs. in Phoenix, AZ.

15.25% Interest in Columbia
Gateway Corporate Park
Partnership. Develop and operate             -----------------------------------------------------------------------------
office/R & D bldgs. in Columbia, MD.

                                             -----------------------------------------------------------------------------
     Total Joint Ventures
                                             =============================================================================

                                                                            Costs Subsequent
                                                                             to Acquisition
                                             ---------------------------------------------------------------------------------------
                                                                            Write off of
                                              Buildings      Write off of    Lease Comm.                             Change in
                                                and             Tenant         & Other         Write down            Other Net
Description                                  Improvements    Improvements    Capital Costs     of Property      Assets (Liabilities)
-----------------------------------------    ------------    ------------    -------------     ------------    ---------------------
Brea, CA.
 - Puente Street (See Note A)                  $776,766       ($409,228)      ($1,273,000)     ($2,900,000)          $997,369

Las Vegas, NV.
 - Palms Business Center III and IV
   (See Note A)                                  48,665               0                 0                0           (143,572)

Fontana, CA.
 - Dahlia (See Note A)                                0               0                 0                0            (37,013)

Salinas, CA.
 - Santa Rita Plaza (See Note A)                 52,500               0                 0                0            152,100

                                             ---------------------------------------------------------------------------------------
Total Wholly-Owned Property                    $877,931       ($409,228)      ($1,273,000)     ($2,900,000)          $968,884
                                             =======================================================================================


60% interest in
Waters Landing II
joint venture. Owners of                     ---------------------------------  See Note B -----------------------------------------
land in Germantown, MD.

60% interest in
University Business Park
joint venture.
Develop and operate warehouse/               ---------------------------------  See Note B -----------------------------------------
office bldgs. in Phoenix, AZ.

15.25% Interest in Columbia
Gateway Corporate Park
Partnership. Develop and operate             ---------------------------------  See Note B -----------------------------------------
office/R & D bldgs. in Columbia, MD.

                                             ---------------------------------------------------------------------------------------
     Total Joint Ventures
                                             =======================================================================================

                                                                             Balance at end of year
                                             ---------------------------------------------------------------------------------------

                                                                                                                    Accumulated
                                                             Buildings &         Other                             Depreciation
Description                                    Land          Improvements     Net Assets         Total           and Amortization
-----------------------------------------    ------------    ------------    -------------     ------------    ---------------------
Brea, CA.
 - Puente Street (See Note A)                 $3,985,498      $6,010,239        $996,750        $10,992,487        ($1,267,937)

Las Vegas, NV.
 - Palms Business Center III and IV
   (See Note A)                                2,195,482       7,832,646         185,230         10,213,358           (395,448)

Fontana, CA.
 - Dahlia (See Note A)                         1,367,969       5,471,878         536,315          7,376,162            (42,908)

Salinas, CA.
 - Santa Rita Plaza (See Note A)                        0      8,109,222       2,312,037         10,421,259           (238,920)

                                             ---------------------------------------------------------------------------------------
Total Wholly-Owned Property                   $7,548,949     $27,423,985      $4,030,332        $39,003,266        ($1,945,213)
                                             =======================================================================================


60% interest in
Waters Landing II
joint venture. Owners of                     -----------------------------------------------     $1,491,742            N/A
land in Germantown, MD.

60% interest in
University Business Park
joint venture.
Develop and operate warehouse/               -----------------------------------------------     $5,630,581            N/A
office bldgs. in Phoenix, AZ.

15.25% Interest in Columbia
Gateway Corporate Park
Partnership. Develop and operate             -----------------------------------------------     $4,699,450            N/A
office/R & D bldgs. in Columbia, MD.

                                             --------------------------------------------------------------
     Total Joint Ventures                                                                       $11,821,773
                                             ==============================================================


                                               Date of           Date         Depreciable
Description                                  Construction      Acquired          Life
-----------------------------------------    ------------    ------------    -------------
Brea, CA.
 - Puente Street (See Note A)                   1989            6/1/91         30 Years

Las Vegas, NV.
 - Palms Business Center III and IV
   (See Note A)                               Lease-up          3/7/88         25 Years

Fontana, CA.
 - Dahlia (See Note A)                          1990            9/21/87        25 Years

Salinas, CA.
 - Santa Rita Plaza (See Note A)                1990            2/1/89         25 years


Total Wholly-Owned Property



60% interest in
Waters Landing II
joint venture. Owners of                     To be             5/26/87          Land
land in Germantown, MD.                    Constructed

60% interest in
University Business Park
joint venture.
Develop and operate warehouse/               1991              9/30/87         30 Years
office bldgs. in Phoenix, AZ.

15.25% Interest in Columbia
Gateway Corporate Park
Partnership. Develop and operate          Phase I - 1990      12/21/87         50 Years
office/R & D bldgs. in Columbia, MD.      Phase II - Under Construction


     Total Joint Ventures



                                                 NEW ENGLAND PENSION PROPERTIES V;
                                                 A REAL ESTATE LIMITED PARTNERSHIP
                                             -----------------------------------------
                                                      NOTE A TO SCHEDULE III

                               -----------------------------------------------------------------------------------------------------
                                    Balance         Conversion to          Additions to
                                     as of          Wholly-Owned              Lease              Additions to         Write Down
Description                        12/31/94           Property             Commissions             Property           of Property
----------------------------   -----------------------------------------------------------------------------------------------------

Brea, CA.
 - Puente Street                $10,881,546                 $0               ($4,933)               ($426)                  $0

Las Vegas, NV.
 - Palms Business Center III
   and IV                                 0         10,308,265                90,701               48,665                    0

Fontana, CA.
 - Dahlia                                 0          7,413,175                     0                    0                    0

Salinas, CA.
 - Santa Rita Plaza                       0         10,216,659                     0               52,500                    0

                               -----------------------------------------------------------------------------------------------------
Total Wholly-Owned Property     $10,881,546        $27,938,099               $85,768             $100,739                   $0
                               =====================================================================================================


                               -----------------------------------------------------------------------------------------------------
                                                                        12/31/94                1995                 12/31/95
                                    Change in         Balance          Accumulated          Depreciation            Accumulated
                                Property Working      as of          Depreciation and      and Amortization       Depreciation and
Description                          Capital         12/31/95          Amortization           Expense              Amortization
----------------------------   -----------------------------------------------------------------------------------------------------

Brea, CA.
 - Puente Street                  $116,300          $10,992,487         $1,019,762            ($248,175)            $1,267,937

Las Vegas, NV.
 - Palms Business Center III
   and IV                         (234,273)          10,213,358                  0             (395,448)              $395,448

Fontana, CA.
 - Dahlia                          (37,013)           7,376,162                  0              (42,908)               $42,908

Salinas, CA.
 - Santa Rita Plaza                152,100           10,421,259                  0             (238,920)              $238,920

                               -----------------------------------------------------------------------------------------------------
Total Wholly-Owned Property        ($2,886)         $39,003,266         $1,019,762            ($925,451)            $1,945,213
                               =====================================================================================================


                                                 NEW ENGLAND PENSION PROPERTIES V;
                                                 A REAL ESTATE LIMITED PARTNERSHIP
                                            ------------------------------------------

                                                      NOTE B TO SCHEDULE III


                                                              BALANCE            CASH              EQUITY IN       1995 AMORTIZATION
                                           PERCENT OF          AS OF         INVESTMENTS IN         INCOME/          OF DEFERRED
          DESCRIPTION                      OWNERSHIP          12/31/94       JOINT VENTURES         (LOSS)         ACQUISITION FEES
------------------------------------    -----------------    ------------    ---------------     -------------     -----------------

      Waters Landing II                       60%             $2,073,501         $18,241                 $0                  $0

        Dahlia (3)                            60%              7,542,262               0            517,485              (1,572)

    University Business Park                  60%              5,802,686         120,001             89,582              (4,888)

Columbia Gateway Corporate Park              15.25%            4,695,528               0            371,986              (2,064)

Palms Business Center III and IV (1)          100%            10,308,265               0                  0                   0

       Santa Rita Plaza (2)                   63%             10,357,021               0            325,497              (3,040)
                                                             -----------        --------         ----------            --------
                                                             $40,779,263        $138,242         $1,304,550            ($11,564)
                                                             ===========        ========         ==========            ========


                                             CASH
                                           DISTRIBUTED                        CONVERSION TO        BALANCE
                                              FROM            WRITE-DOWN      WHOLLY-OWNED          AS OF
          DESCRIPTION                     JOINT VENTURE      OF PROPERTY       PROPERTY            12/31/95
------------------------------------    -----------------    ------------    ---------------     -------------

      Waters Landing II                            $0         ($600,000)                $0         $1,491,742

        Dahlia (3)                           (645,000)                0         (7,413,175)                 0

    University Business Park                 (376,800)                0                  0          5,630,581

Columbia Gateway Corporate Park              (366,000)                0                  0          4,699,450

Palms Business Center III and IV (1)                0                 0        (10,308,265)                 0

       Santa Rita Plaza (2)                   (462,819)               0        (10,216,659)                 0
                                            ----------        ---------       ------------        -----------
                                            $(1,850,619)      ($600,000)      ($27,938,099)       $11,821,773
                                            ===========       =========       ============        ===========

(1) Effective January 1, 1995 converted to wholly-owned property.
(2) Effective August 1, 1995 the Joint Venture was restructured into a Limited Partnership.
(3) Effective September 1, 1995 the Joint Venture was restructured into a Limited Partnership.


                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW ENGLAND PENSION PROPERTIES V;
                                        A REAL ESTATE LIMITED PARTNERSHIP


Date:  March 11, 1996                   By:   /s/ Joseph W. O'Connor
             ---                              ----------------------
                                              Joseph W. O'Connor
                                              President of the
                                              Managing General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                   Title                       Date
        ----------                  -----                       ----

                                President, Principal
                                Executive Officer and
                                Director of the
/s/ Joseph W. O'Connor          Managing General Partner     March 11, 1996
----------------------                                             ---
    Joseph W. O'Connor

                                Principal Financial and
                                Accounting Officer of the
/s/ Daniel C. Mackowiak         Managing General Partner     March 11, 1996
-----------------------                                            ---
    Daniel C. Machowiak


                                Director of the
/s/ Daniel J. Coughlin          Managing General Partner     March 11, 1996
----------------------                                             ---
    Daniel J. Coughlin


                                Director of the
/s/ Peter P. Twining            Managing General Partner     March 11, 1996
--------------------                                               ---
    Peter P. Twining

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                   Page
Number                            Exhibit                                 Number
------                            -------                                 ------

10A.          Joint Venture Agreement of Waters Landing                      *
              Partners Two, dated as of May 26, 1987 between the Partnership and Waters Landing Two-Oxford
              Limited Partnership, a Maryland limited partnership
              ("Oxford").

10B.          Promissory Note dated May 26, 1987 from Oxford                 *
              to the Partnership in the original principal amount of $3,121,600.

10C.          Joint Venture Interest Pledge and Security                     *
              Agreement, dated as of May 26, 1987, between the Partnership and Oxford.

10D.          Joint Venture Agreement of Graham Road Joint                   *
              Venture, dated as of June 30, 1987, between the Partnership and Connell-Scott Ventures V.

10E.          General Partnership Agreement of IBG Dahlia                    *
              Associates, dated as of September 21, 1987, between the Partnership and 20 Dahlia Partnership.

10F.          General Partnership Agreement of Hewson University             *
              Associates, dated as of September 30, 1987, between Hewson Properties, Inc. and the Partnership.

10G.          General Partnership Agreement of Gateway 51                    *
              Partnership, dated as of December 21, 1987, among M.O.R. Gateway 51 Associates Limited
              Partnership, the Partnership and New England
              Life Pension Properties IV; A Real Estate
              Limited Partnership.

10H.          Ground Lease dated January 23, 1988 between                    *
              Nielson Properties, LTD., a California
              limited partnership ("Landlord"), and Rodde
              McNellis/Salinas, a California general partnership
              ("Tenant").

10I.          Leasehold Indenture dated February 12, 1988 by                 *
              Rodde McNellis/Salinas, Borrower, to Santa
              Clara Land Title Company, Trustee, for New
              England Pension Properties V, A Real Estate
              Limited Partnership ("NEPP V"), Beneficiary.

----------

*    Previously filed and incorporated herein by reference.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                   Page
Number                            Exhibit                                 Number
------                            -------                                 ------

10J.          Promissory Note dated February 12, 1988 in                     *
              the principal amount of $1,800,000 by Rodde
              McNellis/Salinas to NEPP V.

10K.          Pledge of Note and Security Agreement dated as                 *
              of February 12, 1988 by and between Rodde
              McNellis/Salinas and NEPP V.

10L.          R/M Salinas Predevelopment Agreement dated                     *
              February 12, 1988 by and between NEPP V and
              Rodde McNellis/Salinas.

10M.          Joint Venture Agreement of Rancho Road                         *
              Associates II dated as of March 7, 1988 by and between NEPP V and Commerce Centre
              Partners.

10N.          Pledge and Security Agreement dated as of                      *
              March 7, 1988 by and between Commerce Centre
              Partners and NEPP V.

10O.          General Partnership Agreement of Muller Brea                   *
              Associates dated as of April 29, 1988 between Tar Partners and the Registrant.

10P.          Lakewood Associates General Partnership                        *
              Agreement dated August, 1988 between EW
              Lakewood Limited Partnership, Copley Pension
              Properties VI; A Real Estate Limited Partnership and Registrant.

10Q.          First Amendment to Rancho Road Associates II Joint             *
              Venture Agreement dated as of May 31, 1988 by and between the Registrant and Commerce Centre Partners.

10R.          First Amendment to Pledge and Security Agreement               *
              dated as of May 31, 1988 by and between the Registrant and Commerce Centre Partners.

10S.          Joint Venture Agreement of R/M Salinas Venture dated           *
              as of February 1, 1989 by and between New England
              Pension Properties V; A Real Estate Limited
              Partnership and Rodde McNellis/Salinas.

----------

*    Previously filed and incorporated herein by reference.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                   Page
Number                            Exhibit                                 Number
------                            -------                                 ------

10T.          First Amendment to Joint Venture Agreement of R/M              *
              Salinas Venture dated as of February 1, 1989 by and between New England Pension Properties V;
              A Real Estate Limited Partnership and Rodde
              McNellis/Salinas.

10U.          Amended and Restated General Partnership Agreement             *
              of Gateway 51 Partnership dated as of April 20,
              1989 between M.O.R. Gateway 51 Associates
              Limited Partnership, New England Life Pension
              Properties IV; a Real Estate Limited Partnership and New England Pension Properties V; a Real
              Estate Limited Partnership.

10V.          Second Amendment to Pledge and Security                        *
              Agreement dated as of June 20, 1990 by and between Commerce Centre Partners, a
              California general partnership and
              Registrant.

10W.          Second Amendment to Rancho Road Associates                     *
              II Joint Venture Agreement dated as of June 20,
              1990 by and between Registrant and Commerce
              Centre Partners.

10X.          Second Amendment to Joint Venture Agreement of                 *
              R/M Salinas Venture dated as of July 20, 1990 by and between the Registrant and Rodde McNellis/
              Salinas.

10Y.          Agreement for Dissolution, Distribution and                    *
              Winding-up of Muller Brea Associates dated
              May 31, 1991 by and between TAR Partners, a
              California partnership, and the Registrant.

10Z.          Property Management Agreement effective as of                  *
              May 31, 1991 by and between TAR Partners, a
              California general partnership, and the Registrant.

10AA.         Asset Contribution Agreement by and among Evans
              Withycombe Residential, Inc., a Maryland Corporation,          *
              and Evans Withycombe Residential, L.P., a Delaware limited partnership, as Purchasers and Lakewood
              Associates, an Arizona limited Partnership composed of Registrant, Copley Pension Properties VI and EW
              Lakewood L.P., as Sellers dated June 9, 1994.

10BB.         Purchase and Sale Agreement between Graham Road                *
              Joint Venture and Prentiss Properties Atlanta Industrial Properties, L.P., dated June 17, 1994.

10CC. $1,750,000 note secured by Deed of Trust between the Partnership, as Lender, and Nielsen Properties, Ltd, as Borrower dated August 1, 1995.

10DD. Third Amendment to Agreement of Lease dated August 1, 1995 by and between Nielsen Properties, Ltd., a California limited partnership, R/M Salinas Venture, a California general partnership, and R/M Salinas, L.P., a California limited partnership.

10EE. R/M Salinas L.P. Limited Partnership Agreement dated August 1, 1995 between Rodde McNellis/Salinas, a California general partnership and Registrant.

10FF. Limited Partnership Agreement of IBG Dahlia Associates dated September 1, 1995 between Registrant and
              20 Dahlia Partnership, a California limited partnership.

----------

*    Previously filed and incorporated herein by reference.