Form 10-Q
period 1996-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 1996-05-13
CIK 806028

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

For Quarter Ended March 31, 1996        Commission File Number 0-17808


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



- -------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                 March 31, 1996  December 31, 1995
                                 --------------  -----------------

ASSETS
Real estate investments:
   Property, net                    $42,184,730   $ 37,058,053
   Joint ventures                     6,249,033     11,821,773
                                    ------------   ------------
                                     48,433,763     48,879,826


Cash and cash equivalents             6,508,533      3,790,598
Short-term investments                5,376,139      7,864,807
                                    ------------   ------------
                                    $60,318,435   $ 60,535,231
                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                    $    79,655   $    120,505
Accrued management fee                   57,140         50,008
Deferred management and
   disposition fees                     425,301        368,161
                                    ------------   ------------
Total liabilities                       562,096        538,674
                                    ------------   ------------

Commitments to fund real estate
  investments

Partners' capital (deficit):
   Limited partners ($924 per
     unit; 160,000 units
     authorized, 82,491 and 82,536
     units issued and outstanding,
     respectively)                   59,835,290     60,073,461
   General partners                     (78,951)       (76,904)
                                    ------------   ------------
Total partners' capital              59,756,339     59,996,557
                                    ------------   ------------

                                    $60,318,435   $ 60,535,231
                                    ============   ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                    Quarter Ended March 31,
                                 -----------------------------
                                      1996            1995
                                   ----------      ----------

INVESTMENT ACTIVITY
Property rentals                 $  1,616,865   $    600,939
Interest income on loan to
   ground lessor                       37,649          -
Property operating expenses          (410,869)      (137,100)
Ground rent expense                   (97,500)         -
Depreciation and amortization        (377,244)      (175,587)
                                  ------------  -------------
                                      768,901        288,252

Joint venture earnings                 88,857        438,627
                                  ------------   ------------

   Total real estate operations       857,758        726,879

Interest on cash equivalents
  and short-term investments          148,016        205,357
                                  ------------   ------------
   Total investment activity        1,005,774        932,236
                                  ------------   ------------


Portfolio Expenses

Management fee                        114,281        103,163
General and administrative             84,969         82,817
                                  ------------   ------------
                                      199,250        185,980
                                  ------------   ------------


Net Income                       $    806,524   $    746,256
                                  ============  =============

Net income per weighted average
  limited partnership unit       $       9.67   $       8.94
                                  ============   ============

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                         $      12.13   $       9.52
                                  ============   ============

Weighted average number of
  limited partnership units
  outstanding during the period        82,536         82,613
                                  ============   ============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                            Quarter Ended March 31,
                    ---------------------------------------
                          1996                     1995
                       ----------               ---------

                 General     Limited      General     Limited
                 Partners    Partners     Partners    Partners
                ---------   ---------    ---------   ---------

Balance at
beginning of
period          $ (76,904)  $60,073,461 $  (60,383)  $64,086,525


Repurchase of
limited
partnership
units               -         (35,468)      -           (1,442)

Cash
distributions     (10,112)  (1,001,162)    (7,946)    (786,686)


Net income          8,065     798,459       7,463      738,793
                 ---------  ----------   ---------   ----------


Balance at
end of period   $ (78,951)  $59,835,290 $  (60,866)  $64,037,190
                ==========  ===========   =========  ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                       Quarter Ended March 31,
                                      -------------------------
                                          1996          1995
                                       ----------    ---------

Net cash provided by operating
  activities                            $1,273,025   $  1,031,995
                                        ------------  ------------

Cash flows from investing activities:
  Investment in property                   (27,764)        (1,110)
  Decrease in short-term investments,
     net                                 2,504,593      1,743,682
  Repayment of loan to ground lessor        14,823          -
                                        ------------  ------------
     Net cash provided by
     investing activities                2,491,652      1,742,572
                                        ------------  ------------

Cash flows from financing activities:
  Distributions to partners             (1,011,274)      (794,632)
  Repurchase of limited partnership
     units                                 (35,468)        (1,442)
                                        ------------  ------------
     Net cash used in financing
     activities                         (1,046,742)      (796,074)
                                        ------------  ------------

     Net increase in cash and
     cash equivalents                    2,717,935      1,978,493

Cash and cash equivalents:
  Beginning of period                    3,790,598      8,975,244
                                        ------------  ------------

  End of period                         $6,508,533   $ 10,953,737
                                        ============  ============

Non-cash transactions:

Effective January 1, 1996 and January 1, 1995, the Partnership's joint venture investments in University Business Park and Palms Business Center, respectively, were converted to wholly-owned properties. The carrying values of these investments at conversion were $5,630,581 and $10,308,265, respectively.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the seven real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $21,347 and $32,572 at March 31, 1996 and December 31, 1995, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     In the second quarter of 1995, the Palms Business Center investment was converted to a wholly-owned property effective January 1, 1995. Accordingly, amounts previously reported as joint venture earnings in the first quarter of 1995 have been reclassified in the Statement of Operations. This reclassification had no impact on the Partnership's operating results.

     Effective January 1, 1996, the University Business Park investment was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, this investment is now a wholly-owned property.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                March 31, 1996   December 31, 1995
                                --------------   -----------------

Assets
   Real property, at cost less
      accumulated depreciation
      of $1,683,622 and $4,019,677,
      respectively                    $ 17,334,028   $ 22,312,780
   Other                                   261,440        484,715
                                      ------------   ------------
                                        17,595,468     22,797,495

Liabilities                                 79,506        187,308
                                      ------------   ------------

Net Assets                            $ 17,515,962   $ 22,610,187
                                       ===========    ===========


                              Results of Operations
                              ---------------------

                                     Quarter ended March 31,
                                     ------------------------
                                        1996           1995
                                        ----           ----
Revenue
     Rental income                  $   496,341    $  1,344,043
     Other                               -               26,256
                                    -----------    ------------
                                        496,341       1,370,299
                                    -----------    ------------

Expenses
     Operating expenses                 140,532         430,486
     Depreciation and amortization       64,475         294,904
                                    -----------     -----------
                                        205,007         725,390
                                    -----------     -----------

Net income                          $   291,334    $    644,909
                                    ===========     ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their financing arrangements with the joint ventures.

     The University Business Park investment was converted to a wholly-owned property effective January 1, 1996. The Santa Rita Plaza and Dahlia investments were converted to wholly-owned properties in the third quarter of 1995. The above amounts include their results of operations through their respective conversion dates.

NOTE 3 - PROPERTY
- -----------------

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

     Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value at conversion ($7,413,175) was allocated to land, building and improvements, and other net operating assets. During 1993, the joint venture agreed to a settlement with a former tenant for past due rent. This settlement was secured by an attachment on 36 acres of land in Scottsdale, Arizona. During the first quarter of 1996, the land was sold. The Partnership received $332,489 in net proceeds, which exceeded the carrying value of the receivable by approximately $32,000.

     Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, as of such date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($5,630,581) was allocated to land, building and improvements and other net operating assets.

     The following is a summary of the Partnership's investment in property (five in 1996 and four in 1995):

                                     March 31, 1996 December 31, 1995
                                    --------------- -----------------
     Land                            $  9,083,304   $  7,548,949
     Building and improvements         34,076,046     30,323,985
     Accumulated depreciation          (1,896,502)    (1,596,044)
     Investment valuation allowance    (2,900,000)    (2,900,000)
     Loan to ground lessor              1,711,180      1,726,003
     Lease commissions and other
        assets, net                     1,728,217      1,576,781
     Accounts receivables                 987,217        900,017
     Accounts payable                    (604,732)      (521,638)
                                      ------------   ------------
                                     $ 42,184,730   $ 37,058,053
                                      ============   ============

     The buildings and improvements are being depreciated over 25 years. The loan to ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $1,155,504 ($13.86 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

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

     As a result of the sales, capital of $6,281,804 has been returned to the limited partners through March 31, 1996. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, and then to $924 in July 1995. In addition, a portion of the sales proceeds was used to pay previously accrued, but deferred management fees to the advisor ($183,426 in July 1995).

     At March 31, 1996, the Partnership had $11,884,672 in cash, cash equivalents and short-term investments, of which $1,155,504 was used for cash distributions to partners on April 25, 1996; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first quarter of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1995 were made at the annualized rate of 5.25% on the adjusted capital contribution. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $21,347 and $32,572 at March 31, 1996, and December 31, 1995, respectively. Through March 31, 1996, the Partnership repurchased and retired 800 limited partnership units for an aggregate cost of $764,601.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, the appraised values of certain investments exceeded their related carrying values by an aggregate of $5,000,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $2,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers.
Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

     Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, these investments have been accounted for as wholly-owned properties since their respective conversion dates. The Puente Street investment is also a wholly-owned property. The other two investments in the portfolio are structured as joint ventures with real estate development/management firms. Discussions are in process to restructure the Waters Landing II joint venture; however, there can be no assurance that these negotiations will be successful.


Operating Factors

     Occupancy at University Business Park remained at 98% at March 31, 1996 (occupancy was 96% at March 31, 1995). Rental rates in Phoenix continue to increase as the market remains strong.

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the first quarter of 1996, consistent with March 31, 1995. The carrying value of this investment was reduced to estimated net realizable value in 1993.

     Occupancy at Puente Street remained at 100% at March 31, 1996. As a result of depressed market conditions, the carrying value of this investment was reduced to estimated net realizable value in 1993 and 1994.

     During 1995, the joint venture undertook a number of feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that it was not in the best interest of the limited partners to develop this site. Accordingly, the carrying value was reduced in 1995 to estimated fair market value less cost of sale.

     Occupancy at the Palms Business Center III and IV remained at 95% at March 31, 1996, consistent with March 31, 1995. Rental rates in Las Vegas have increased significantly over the past 12 months and further increases are anticipated as the market remains strong.

     Occupancy at the Dahlia property remained at 100% during the first quarter of 1996, where it was at March 31, 1995. The market conditions for industrial space in this area of California are improving. The Partnership had previously received land as a settlement from a former tenant which had defaulted on its lease obligations. The land in Arizona was sold during the quarter and the Partnership received net sale proceeds of approximately $332,000.

     Occupancy increased at Santa Rita Plaza during the first quarter of 1996 from 91% to 92% (occupancy was 94% at March 31, 1995). While occupancy at the Plaza has been stable, performance has been affected by tenant delinquencies and turnover due to business failures.


Investment Activity

     Interest on cash equivalents and short-term investments for the first quarter of 1996 decreased compared to the same period of 1995 as a result of lower average investment balances and lower average yields. The average investment balance decreased as a result of the distribution during the third quarter of 1995 of a portion of the sale proceeds from the sale of two investments in 1994.

     Real estate operations increased approximately $131,000 or 18% between the first quarter of 1996 and the comparable quarter of 1995.
This increase resulted from improved operating results at University Business Park ($97,000) and Palms Business Center III and IV ($50,000). These improvements were primarily attributable to increased rental income due to higher rental rates at both properties, as well as a decrease in amortization expense at University Business Park. Operating income at the remainder of the Partnership's investments was relatively unchanged.

     Cash flow from operations increased to $1,273,025 from $1,031,995 during the first quarter of 1996 and the comparable quarter of 1995. This 23% increase primarily stems from the settlement of past due rents from a former tenant at the Dahlia property in the amount of $332,000. This increase was partially offset by the timing of cash distributions from Santa Rita Plaza.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses were relatively unchanged between the respective quarters.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                             NEW ENGLAND PENSION PROPERTIES V;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



May 13, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Fifth Copley Corp.



May 13, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fifth Copley Corp.