Form 10-Q
period 1996-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 1996-08-13
CIK 806028

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

For Quarter Ended June 30, 1996         Commission File Number 0-17808


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



- ------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                       June 30, 1996  December 31, 1995
                                       -------------- -----------------

ASSETS
Real estate investments:
   Property, net                        $ 43,382,241    $  37,058,053
   Joint ventures                          4,699,069       11,821,773
                                         ------------     ------------
                                          48,081,310       48,879,826


Cash and cash equivalents                  7,276,955        3,790,598
Short-term investments                     4,705,547        7,864,807
                                         ------------     ------------
                                        $ 60,063,812    $  60,535,231
                                         ============     ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     81,037    $     120,505
Accrued management fee                        57,109           50,008
Deferred management and
   disposition fees                          482,410          368,161
                                         ------------     ------------
Total liabilities                            620,556          538,674
                                         ------------     ------------

Commitments to fund real estate
  investments

Partners' capital (deficit):
   Limited partners ($924 per
     unit; 160,000 units
     authorized, 82,514 and 82,536
     units issued and outstanding,
     respectively)                        59,525,337       60,073,461
   General partners                          (82,081)         (76,904)
                                         ------------     ------------
Total partners' capital                   59,443,256       59,996,557
                                         ------------     ------------

                                        $ 60,063,812    $  60,535,231
                                         ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                      Quarter Ended       Six Months Ended      Quarter Ended    Six Months Ended
                                      June 30, 1996        June 30, 1996        June 30, 1995     June 30, 1995
                                      --------------      ----------------      -------------    ---------------

INVESTMENT ACTIVITY
Property rentals                        $  1,583,118        $  3,199,983      $      708,114       $  1,309,053
Interest income on loan to
  ground lessor                               37,321              74,970               -                  -
Property operating expenses                 (347,160)           (758,029)           (153,512)          (290,612)
Ground rent expense                          (97,500)           (195,000)              -                  -
Depreciation and amortization               (381,958)           (759,202)           (160,190)          (341,716)
                                         ------------        ------------        ------------       ------------
                                             793,821           1,562,722             394,412            676,725

Joint venture earnings                        94,794             183,651             426,936            865,563
Investment valuation allowance                 -                   -                (600,000)          (600,000)
                                         ------------        ------------        ------------       ------------

  Total real estate operations               888,615           1,746,373             221,348            942,288

Interest on cash equivalents
  and short-term investments                 148,517             296,533             209,772            415,129
                                         ------------        ------------        ------------       ------------
  Total investment activity                1,037,132           2,042,906             431,120          1,357,417
                                         ------------        ------------        ------------       ------------


Portfolio Expenses

Management fee                               114,218             228,499             103,163            206,326
General and administrative                    80,494             165,463              80,299            163,116
                                         ------------        ------------         -----------       ------------
                                             194,712             393,962             183,462            369,442
                                         ------------        ------------         -----------       ------------


Net Income                              $    842,420        $  1,648,944             247,658            987,975
                                         ============        ============        ============       ============

Net income per weighted average
  limited partnership unit              $      10.11        $      19.78                2.97              11.84
                                         ============        ============        ============       ============

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                $      13.86        $      25.99      $        12.50       $      22.02
                                         ============        ============        ============       ============

Weighted average number of limited
  partnership units outstanding
  during the period                           82,491              82,514              82,613             82,613
                                         ============        ============        ============       ============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                       Quarter Ended          Six Months Ended           Quarter Ended              Six Months Ended
                       June 30, 1996           June 30, 1996             June 30, 1995               June 30, 1995
                    --------------------    -------------------       -------------------         -------------------

                   General      Limited     General      Limited       General     Limited      General        Limited
                   Partners     Partners    Partners     Partners      Partners    Partners     Partners       Partners
                  ---------    ---------   ---------    ---------     ---------   ---------    ---------      ---------
Balance at
beginning of
period            $ (78,951)  $59,835,289  $(76,903)   $60,073,460    $ (60,926)  $64,031,311   $ (60,383)    $64,086,525


Repurchase of
limited partnership
units                 -            -          -            (35,468)       -           (40,359)      -             (41,801)

Cash
distributions       (11,554)  (1,143,948)   (21,667)    (2,145,110)     (10,431)   (1,032,663)    (18,377)     (1,819,349)


Net income            8,424      833,996     16,489      1,632,455        2,477       245,181       9,880         978,095
                    --------    ---------   --------     ----------    ---------   -----------  ----------     -----------


Balance at
end of period     $ (82,081)  $59,525,337  $(82,081)   $59,525,337    $ (68,880)  $63,203,470   $ (68,880)    $63,203,470
                    ========   ==========   ========     ==========   ==========   ===========  ==========     ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Six Months Ended June 30,
                                            -------------------------
                                                1996           1995
                                             ----------     ---------

Net cash provided by operating activities  $  2,529,387    $ 2,509,259
                                             -----------    -----------

Cash flows from investing activities:
  Investment in property                        (20,547)        (6,994)
  Decrease in short-term investments, net     3,149,790      1,503,593
  Repayment of loan to ground lessor             29,972          -
                                             -----------    -----------
     Net cash provided by
     investing activities                     3,159,215      1,496,599
                                             -----------    -----------

Cash flows from financing activities:
  Distributions to partners                  (2,166,777)    (1,837,726)
  Repurchase of limited partnership
     units                                      (35,468)       (41,801)
                                             -----------    -----------
     Net cash used in financing
     activities                              (2,202,245)    (1,879,527)
                                             -----------    -----------

     Net increase in cash and
     cash equivalents                         3,486,357      2,126,331

Cash and cash equivalents:
  Beginning of period                         3,790,598      8,975,244
                                             -----------    -----------

  End of period                            $  7,276,955    $11,101,575
                                             ===========    ===========

Non-cash transactions:

Effective January 1, 1996 and January 1, 1995, the Partnership's joint venture investments in University Business Park and Palms Business Center, respectively, were converted to wholly-owned properties. The carrying values of these investments at conversion were $5,630,581 and $10,308,265, respectively. Effective April 1, 1996, for financial reporting purposes, the Partnership's joint venture investment in Waters Landing II was converted to a wholly-owned property. The carrying value of this investment at conversion was $1,491,742.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $46,742 and $32,572 at June 30, 1996 and December 31, 1995, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The Palms Business Center investment was converted to a wholly-owned property for financial reporting purposes effective January 1, 1995.

     Effective January 1, 1996, the University Business Park investment was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, this investment is now a wholly-owned property.

     The Waters Landing II joint venture was restructured to a wholly-owned property for financial reporting purposes effective April 1, 1996.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                       June 30, 1996    December 31, 1995
                                     ------------------ -----------------

Assets
     Real property, at cost less
        accumulated depreciation
        of $1,748,098 and $4,019,677,
        respectively                     $ 15,641,858   $   22,312,780
     Other                                    391,508          484,715
                                          ------------    ------------
                                           16,033,366       22,797,495

Liabilities                                   126,172          187,308
                                          ------------    ------------

Net Assets                               $ 15,907,194   $   22,610,187
                                           ===========     ===========

                              Results of Operations
                              ---------------------

                                        Six Months Ended June 30,
                                         ------------------------
                                           1996            1995
                                           ----            ----
Revenue
     Rental income                  $     979,813    $   2,697,992
     Other                                  -               49,295
                                       -----------     ------------
                                          979,813        2,747,287
                                      ------------     ------------

Expenses
     Operating expenses                   248,728          875,167
     Depreciation and amortization        128,950          591,065
                                      ------------     ------------
                                          377,678        1,466,232
                                      ------------     ------------

Net income                          $     602,135    $   1,281,055
                                      ============     ============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their financing arrangements with the joint ventures.

     The Santa Rita Plaza and Dahlia investments were converted to wholly-owned properties in the third quarter of 1995. The above amounts include joint venture results of operations through their respective conversion dates.

NOTE 3 - PROPERTY
- -----------------

     In the second quarter of 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Since January 1, 1995, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($10,308,265) was allocated to land, building and improvements and other net operating assets.

     Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Accordingly, as of such date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets. On this same date, the Partnership made a fifteen-year loan in the amount of $1,750,000 to the ground lessor, which used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture.

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

     In the second quarter of 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership and a subsidiary of the Partnership. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($1,491,742) was allocated to land.

     The following is a summary of the Partnership's investment in property (six in 1996 and four in 1995):

                                     June 30, 1996   December 31, 1995
                                    ---------------  -----------------
     Land                               $10,575,045    $  7,548,949
     Building and improvements           34,068,830      30,323,985
     Accumulated depreciation            (2,196,959)     (1,596,044)
     Investment valuation allowance      (2,900,000)     (2,900,000)
     Loan to ground lessor                1,687,424       1,726,003
     Lease commissions and other
        assets, net                       1,657,070       1,576,781
     Accounts receivable                  1,032,797         900,017
     Accounts payable                      (541,966)       (521,638)
                                         -----------     -----------
                                        $43,382,241    $ 37,058,053
                                         ===========     ===========

     The buildings and improvements are being depreciated over 25 years. The loan to ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $1,154,874 ($13.86 per limited partnership unit.)

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

     As a result of the sales, capital of $6,281,804 has been returned to the limited partners through June 30, 1996. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, and then to $924 in July 1995. In addition, a portion of the sales proceeds was used to pay previously accrued, but deferred management fees to the advisor ($183,426 in July 1995).

     At June 30, 1996, the Partnership had $11,982,502 in cash, cash equivalents and short-term investments, of which $1,154,874 was used for cash distributions to partners on July 25, 1996; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first and second quarters of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1995 were made at the annualized rate of 5.25% on the adjusted capital contribution. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $46,742 and $32,572 at June 30, 1996, and December 31, 1995, respectively. Through June 30, 1996, the Partnership repurchased and retired 800 limited partnership units for an aggregate cost of $764,601.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the appraised values of certain investments exceeded their related carrying values by an aggregate of $5,410,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $2,250,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers.
Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

     Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Effective April 1, 1996, the Waters Landing II joint venture was restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since their respective conversion dates. The Puente Street investment is also a wholly-owned property. The other investment in the portfolio is structured as a joint venture with a real estate development/management firm.

Operating Factors

     Occupancy at University Business Park increased from 98% at March 31, 1996 to 100% at June 30, 1996, with the addition of a short-term tenant. Occupancy was 96% at March 31, 1995, and 99% at June 30, 1995. Rental rates in Phoenix have continued to increase as the market remained strong.

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the first two quarters of 1996, consistent with March 31, 1995 and June 30, 1995. The carrying value of this investment was reduced to estimated net realizable value in 1993.

     Occupancy at Puente Street remained at 100% at March 31, 1996 and June 30, 1996. As a result of depressed market conditions, the carrying value of this investment was reduced to estimated net realizable value in 1993 and 1994.

     During 1995, the Partnership undertook feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that development of the site was not in the best interest of the limited partners. Accordingly, the carrying value was reduced in 1995 to estimated fair market value less cost of sale.

     Occupancy at the Palms Business Center III and IV was at 95% and 98% at March 31 and June 30, 1995, respectively. During 1996, occupancy increased from 95% at March 31, 1996 to 100% at June 30, 1996. Rental rates in Las Vegas have been increasing over the past 12 months.

     Occupancy at the Dahlia property remained at 100% during the first two quarters of 1996, where it was at March 31, 1995 and June 30, 1995. The market conditions for industrial space in this area of California have improved. The Partnership had previously received land as a settlement from a former tenant which had defaulted on its lease obligations. The land in Arizona was sold during the first quarter of 1996 and the Partnership received net sale proceeds of approximately $332,000.

     Occupancy at Santa Rita Plaza was at 91% at March 31 and 90% at June 30, 1996. Occupancy was 94% at March 31, 1995 and June 30, 1995.
Performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures.

Investment Activity

     Interest on cash equivalents and short-term investments for the first six months of 1996 decreased compared to the same period of 1995 as a result of lower average investment balances and lower average yields. The average investment balance decreased as a result of the distribution during the third quarter of 1995 of a portion of the sale proceeds from the sale of two investments in 1994.

     Exclusive of the investment valuation allowance of $600,000 on Waters Landing II in 1995, real estate operations increased approximately $204,000 between the first six months of 1996 and the comparable six months of 1995. This increase resulted from improved operating results at University Business Park ($194,000) and Palms Business Center III and IV ($52,000). These improvements were primarily attributable to increased rental income due to higher rental rates at both properties, as well as a decrease in amortization expense at University Business Park. Operating results at Santa Rita Plaza declined by $68,000. Operating income at the remainder of the Partnership's investments was relatively stable.

     Cash flow from operations was relatively unchanged between the first six months of 1995 and 1996, which is consistent with net income levels in the respective years exclusive of the non-cash investment valuation allowance in 1995.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first six months of 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses were relatively unchanged between the respective six-month periods.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                             NEW ENGLAND PENSION PROPERTIES V;
                             A REAL ESTATE LIMITED PARTNERSHIP
                                      (Registrant)



August 13, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Fifth Copley Corp.



August 13, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fifth Copley Corp.