Form 10-Q
period 1996-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 1996-11-14
CIK 806028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       ------------------------------------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-17808


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



-------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                September 30, 1996   December 31, 1995
                                ------------------   -----------------

ASSETS
Real estate investments:
   Property, net                       $  42,946,565     $ 37,058,053
   Joint ventures                          4,731,791       11,821,773
                                        -------------    -------------
                                          47,678,356       48,879,826


Cash and cash equivalents                  7,817,539        3,790,598
Short-term investments                     4,412,663        7,864,807
                                        -------------    -------------
                                       $  59,908,558     $ 60,535,231
                                        =============    =============


LIABILITIES AND PARTNERS'
   CAPITAL (Deficit)

Accounts payable                       $     116,267     $    120,505
Accrued management fee                        57,109           50,008
Deferred management and
   disposition fees                          539,519          368,161
                                        -------------    -------------
Total liabilities                            712,895          538,674
                                        -------------    -------------

Partners' capital (deficit):
   Limited partners ($924 per
     unit; 160,000 units
     authorized, 82,491 and 82,536
     units issued and outstanding,
     respectively)                        59,279,735       60,073,461
   General partners                          (84,072)         (76,904)
                                        -------------    -------------
Total partners' capital                   59,195,663       59,996,557
                                        -------------    -------------

                                       $  59,908,558     $ 60,535,231
                                        =============    =============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                      Quarter Ended     Nine Months Ended        Quarter Ended         Nine Months Ended
                                    September 30, 1996  September 30, 1996     September 30, 1995      September 30, 1995
                                    ------------------  ------------------    -------------------      ------------------

INVESTMENT ACTIVITY
Property rentals                         $ 1,675,701       $   4,875,684         $      879,440            $   2,188,493
Interest income from note receivable          36,989             111,959                 30,280                   30,280
Property operating expenses                 (377,692)         (1,135,721)              (230,103)                (520,715)
Ground rent expense                          (97,500)           (292,500)               (65,000)                 (65,000)
Depreciation and amortization               (348,345)         (1,107,547)              (223,767)                (565,483)
                                         -------------      -------------          -------------            -------------
                                             889,153           2,451,875                390,850                1,067,575

Joint venture earnings                        94,238             277,889                275,467                1,141,030
Investment valuation allowance                 -                   -                      --                    (600,000)
                                         -------------      -------------          -------------            -------------

   Total real estate operations              983,391           2,729,764                666,317                1,608,605

Interest on cash equivalents
  and short term investments                 154,268             450,801                175,890                  591,019
                                         -------------      -------------          -------------            -------------
   Total investment activity               1,137,659           3,180,565                842,207                2,199,624
                                         -------------      -------------          -------------            -------------


Portfolio Expenses

Management fee                               114,218             342,717                100,875                  307,201
General and administrative                    67,523             232,986                 91,596                  254,712
                                         -------------      -------------         --------------            -------------
                                             181,741             575,703                192,471                  561,913
                                         -------------      -------------          -------------            -------------


Net Income                               $   955,918       $   2,604,862         $      649,736            $   1,637,711
                                         =============      =============          =============            =============

Net income per weighted average
  limited partnership  unit              $     11.47       $       31.26         $         7.79            $       19.63
                                         =============      =============          =============            =============

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                 $     13.86        $      39.86         $        40.52            $       62.53

                                         =============      =============          =============            =============

Weighted average number of limited
  partnership units outstanding during
  the period                                  82,491              82,506                 82,564                   82,597
                                         =============      =============          =============            =============

                (See accompanying notes to financial statements)


STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                        Quarter Ended           Nine Months Ended                Quarter Ended             Nine Months Ended
                      September 30, 1996        September 30, 1996             September 30, 1995          September 30, 1995
                     -------------------       -------------------            -------------------          ------------------

                   General      Limited       General        Limited         General       Limited        General    Limited
                   Partners     Partners      Partners       Partners        Partners      Partners       Partners   Partners
                  ---------    ---------     ---------      ---------       ---------     ---------      ---------  ---------

Balance at
beginning of
period          $   (82,083)  $ 59,525,338    $ (76,904)    $ 60,073,461    $ (68,880)  $ 63,203,470   $ (60,383)  $ 64,086,525


Repurchase of
limited
partnership
units                 -            (48,636)       -              (84,104)       --           (22,624)      --           (64,425)

Cash
distributions       (11,549)    (1,143,325)     (33,217)      (3,288,435)     (10,431)    (3,345,826)    (28,808)    (5,165,175)


Net income            9,560        946,358       26,049        2,578,813        6,497        643,239      16,377      1,621,334
                  ----------     ----------    ---------       ----------    ---------     ----------  ----------     ----------


Balance at
end of period   $   (84,072)  $ 59,279,735    $ (84,072)    $ 59,279,735    $ (72,814)  $ 60,478,259   $ (72,814)  $ 60,478,259
                  ==========   ============    =========     ============   ==========   ============  ==========   ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                         Nine Months Ended September 30,
                                         --------------------------------
                                               1996           1995
                                               ----           ----

Net cash provided by operating activities   $ 3,965,675    $ 3,655,100
                                            ------------   ------------

Cash flows from investing activities:
   Investment in note receivable                  -         (1,750,000)
   Return of capital from joint venture           -          1,305,765
   Investment in joint ventures                   -            (18,241)
   Investment in property                       (36,588)      (123,599)
   Decrease in short-term investments, net    3,458,156      1,413,781
   Repayment of loan to ground lessor            45,454          -
                                              ----------    -----------
          Net cash provided by
          investing activities                3,467,022        827,706
                                              ----------    -----------

Cash flows from financing activities:
   Distributions to partners                 (3,321,652)    (5,193,983)
   Repurchase of limited partnership
     units                                      (84,104)       (64,425)
                                              ----------    -----------
       Net cash used in financing
         activities                          (3,405,756)    (5,258,408)
                                              ----------    -----------

          Net increase (decrease) in
          cash and cash equivalents           4,026,941       (775,602)

Cash and cash equivalents:
   Beginning of period                        3,790,598      8,975,244
                                              ----------    -----------

   End of period                            $ 7,817,539    $ 8,199,642
                                            ============   ============

Non-cash transactions:

Effective January 1, 1996 and April 1, 1996, the Partnership's joint venture investments in University Business Park and Waters Landing II, respectively, were converted to wholly-owned properties. The carrying values of these investments at conversion were $5,630,581 and $1,491,742, respectively. The Palms Business Center, Santa Rita Plaza and Dahlia joint venture investments were converted to wholly-owned properties effective January 1, 1995, August 1, 1995 and September 1, 1995, respectively. The carrying value of these investments at conversion were $10,308,265, $10,216,659 and $7,413,176, respectively.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $31,520 and $32,572 at September 30, 1996 and December 31, 1995,
respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

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

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                    September 30, 1996  December 31, 1995
                                   -------------------  -----------------

Assets
     Real property, at cost less
        accumulated depreciation
        of $1,812,573 and $4,019,677,
        respectively                     $  15,638,704    $ 22,312,780
     Other                                     347,886         484,715
                                          -------------   -------------
                                            15,986,590      22,797,495

Liabilities                                     70,420         187,308
                                          -------------   -------------

Net Assets                               $  15,916,170    $ 22,610,187
                                          ============    ============

                              Results of Operations
                              ---------------------

                                       Nine Months Ended September 30,
                                       -------------------------------
                                            1996             1995
                                            ----             ----
Revenue
     Rental income                    $   1,375,498    $    3,758,354
     Other                                    -               111,857
                                        ------------    --------------
                                          1,375,498         3,870,211
                                       -------------     -------------

Expenses
     Operating expenses                     270,962         1,201,038
     Depreciation and amortization          193,425           906,291
                                       -------------     -------------
                                            464,387         2,107,329
                                       -------------     -------------

Net income                            $     911,111    $    1,762,882
                                       =============    ==============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their financing arrangements with the joint ventures.


NOTE 3 - PROPERTY
-----------------

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

     Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Since that date, the investment has been accounted for as a wholly-owned property. The carrying value at conversion ($7,413,175) was allocated to land, building and improvements, and other net operating assets. During 1993, the joint venture agreed to a settlement with a former tenant for past due rent. This settlement was secured by an attachment on 36 acres of land in Scottsdale, Arizona. During the first quarter of 1996, the land was sold. The Partnership received $332,489 in net proceeds, which exceeded the carrying value of the receivable by approximately $32,000.

     Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Since that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($5,630,581) was allocated to land, building and improvements and other net operating assets.

     In the second quarter of 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership and a subsidiary of the Partnership. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($1,491,742) was allocated to land.

     The following is a summary of the Partnership's investment in properties (six in 1996 and four in 1995):

                                  September 30, 1996  December 31, 1995
                                  -----------------   -----------------
     Land                             $  10,575,045     $   7,548,949
     Building and improvements           34,077,654        30,323,985
     Accumulated depreciation            (2,497,418)       (1,596,044)
     Investment valuation allowance      (2,900,000)       (2,900,000)
     Loan to ground lessor                1,680,549         1,726,003
     Lease commissions and other
        assets, net                       1,663,959         1,576,781
     Accounts receivable                  1,009,188           900,017
     Accounts payable                      (662,412)         (521,638)
                                        ------------     -------------
                                      $  42,946,565     $  37,058,053
                                       =============     =============

     The buildings and improvements are being depreciated over 25 years. The loan to ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $1,154,874 ($13.86 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

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

     As a result of the sales, capital of $6,281,804 has been returned to the limited partners through September 30, 1996. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, and then to $924 in July 1995. In addition, a portion of the sales proceeds was used to pay previously accrued, but deferred management fees to the advisor ($183,426 in July 1995).

     At September 30, 1996, the Partnership had $12,230,202 in cash, cash equivalents and short-term investments, of which $1,154,874 was used for cash distributions to partners on October 24, 1996; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first three quarters of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first three quarters of 1995 were made at the annualized rate of 5.25% on the weighted average adjusted capital contribution. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund, which had a balance of $31,520 and $32,572 at September 30, 1996 and December 31, 1995, respectively. Through September 30, 1996, the Partnership repurchased and retired 865 limited partnership units for an aggregate cost of $813,237.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the appraised values of certain investments exceeded their related carrying values by an aggregate of $5,740,000, and the appraised values of the other investments were less than their related carrying values by an aggregate of $2,190,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

Operating Factors

     Occupancy at University Business Park remained at 100% at September 30, 1996. It increased from 98% earlier in the year, with the addition of a short-term tenant. Occupancy was 96% at March 31, 1995, 99% at June 30, 1995 and 96% at September 30, 1995. Rental rates in Phoenix have continued to increase.

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the first three quarters of 1996, consistent with the comparable prior year period. The carrying value of this investment was reduced to estimated net realizable value in 1993.

     Occupancy at Puente Street remained at 100% during the first three quarters of 1996. As a result of depressed market conditions, the carrying value of this investment was reduced to estimated net realizable value in 1993 and 1994.

     During 1995, the Partnership undertook feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that development of the site was not in the best interest of the limited partners. Accordingly, the carrying value was reduced in 1995 to estimated fair market value less cost of sale.

     During 1996, occupancy at the Palms Business Center III and IV increased from 95% at March 31 to 100% at June 30 where it remained at September 30, 1996. Occupancy was at 95%, 98% and 97% at March 31, June 30, and September 30, 1995, respectively. Rental rates in Las Vegas have been increasing over the past several months.

     Occupancy at the Dahlia property remained at 100% during the first three quarters of 1996, where it has been since the first quarter of 1994. The market conditions for industrial space in this area of California have improved. The Partnership had previously received land as a settlement from a former tenant which had defaulted on its lease obligations. The land in Arizona was sold during the first quarter of 1996 and the Partnership received net sale proceeds of approximately $332,000.

     Occupancy at Santa Rita Plaza increased to 98% at September 30, 1996, up from the low 90% range earlier in the year. Occupancy was 91% at September 30, 1995. Performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures. Current rental rates are below expectations, but new tenants appear financially stable.


Investment Activity

     Interest on cash equivalents and short-term investments for the first nine months of 1996 decreased compared to the same period of 1995 as a result of lower average investment balances and lower average yields. The average investment balance decreased as a result of the distribution during the third quarter of 1995 of a portion of the sale proceeds from the sale of two investments in 1994.

     Exclusive of the investment valuation allowance of $600,000 on Waters Landing II in 1995, real estate operations increased approximately $521,000 between the first nine months of 1996 and the comparable nine months of 1995. This increase resulted from improved operating results at University Business Park ($420,000) and Palms Business Center III and IV ($193,000). These improvements were primarily attributable to increased rental income due to higher rental rates and occupancies at both properties, as well as a decrease in amortization expense at University Business Park. Operating results at Santa Rita Plaza and Puente Street declined by $41,000 and $76,000, respectively. The decline at Puente Street was primarily caused by non-recurring revenue recognized in 1995. Operating income at the remainder of the Partnership's investments was relatively stable.

     Exclusive of the proceeds from the settlement of past due tenant receivables at Dahlia in 1996, and the payment of deferred management fees in 1995, cash flow from operations decreased by $205,000 for the first nine months of 1996 compared to the respective prior year period. This change is inconsistent with the increase in operating results between the respective years primarily due to the timing of cash distributions from joint ventures.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1996 and 1995 due to an increase in distributable cash flow. General and administrative expenses decreased $22,000 or 9% between the respective nine-month periods primarily due to lower legal costs incurred during the nine months ended September 30, 1996.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

             a.   Exhibits:   None.

             b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                                   NEW ENGLAND PENSION PROPERTIES V;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                           (Registrant)


November 12, 1996
                         /s/ Peter P. Twining
                         -------------------------------
                            Peter P. Twining.
                            Managing Director and General Counsel
                            of Managing General Partner,
                            Fifth Copley Corp.



November 12, 1996
                         /s/ Daniel C. Mackowiak
                         --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fifth Copley Corp.