Form 10-K405
period 1996-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 1997-03-31
CIK 806028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

225 Franklin Street, 25th FL.                   Boston, Massachusetts 02110
(Address of principal executive offices)                (Zip Code)

              Registrant's telephone number, including area code:
                              (617) 261-9000

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

                                 YES X    NO
                                    ---      ---

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

    Through December 31, 1996, the Partnership had invested in nine real property investments; two of these investments were sold in 1994. Sales proceeds were distributed in the amount of $48 per Unit in 1994 and $28 per Unit in 1995, after the Partnership made certain strategic decisions on projects yet to be developed. The Partnership has no current plan to renovate, improve or further develop any of its real property other than as described in E. below. In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

    The partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

    A. Land in Germantown, Maryland ("Waters Landing II").

    On May 26, 1987, the Partnership acquired a 60% interest in a joint venture with Waters Landing Two-Oxford Limited Partnership ("Oxford"). As of December 31, 1996, the Partnership had contributed $1,403,112 to the capital of the joint venture out of a maximum commitment of $4,682,400. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10.5% per annum. Prior to December 1, 1994, such monthly preferred return was permitted to accrue to the extent that the joint venture did not have sufficient cash to pay it. The joint venture agreement also entitled the Partnership to receive 60% of all remaining cash flow from operations and 60% of net sale and refinancing proceeds following the return of the Partnership's equity. The Partnership also committed to make a loan of up to $3,121,600 to Oxford for investment in the venture of which $935,408 had been funded as of December 31, 1996. Interest only on the loan was payable monthly at the rate of 10.5% per annum. The loan will be due upon the sale of the joint venture's assets or the sale of Oxford's interest in the joint venture. Oxford must apply any cash flow received from operations of the joint venture to interest payments on the loan and must apply proceeds of financings or sales received from the joint venture to payments of the interest on and principal of the loan. The loan is secured by Oxford's interest in the joint venture. Effective April 1, 1996, the joint venture partner's ownership interest was transferred and assigned to the Partnership and an affiliate.

    The joint venture owns approximately 8.5 acres of land in Germantown, Maryland and originally intended to construct a 144-unit apartment complex. Development had been postponed due to the excess supply of apartment units in the Germantown area. During 1995, after a number of feasibility studies of alternative development proposals for the site, it was determined development would not yield a sufficient return to justify the investment risk. Accordingly, the Partnership intends to sell the land parcel when market conditions improve.

    B. Warehouse Building in Fontana, California ("Dahlia").

    On September 21, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of Investment Building Group. As of December 31, 1996, the Partnership had contributed $7,081,593 to the capital of the joint venture out of a maximum commitment of $7,250,000. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity. On September 1, 1995, the joint venture was converted into a limited partnership with the Partnership as the general partner and the affiliate of Investment Building Group as the limited partner.

    The limited partnership owns approximately 12.9 acres of land in Fontana, California and has completed construction thereon of a one-story warehouse building containing approximately 278,220 square feet of space. As of December 31, 1996, the building was 100% leased.

    C. Office/Warehouse Buildings in Phoenix, Arizona ("University Business Park").

    On September 30, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Hewson Company. The Partnership contributed $7,976,784 to the capital of the joint venture out of a maximum commitment of $9,450,000. The joint venture agreement entitled the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitled the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following return of the Partnership's equity. Effective January 1, 1996, the joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership.

    The Partnership owns approximately 8.5 acres of land in Phoenix, Arizona and has completed construction thereon of five warehouse buildings containing approximately 109,930 square feet of space. As of December 31, 1996, the buildings were 100% leased.

    On January 27, 1997, a letter of intent to purchase this property was received for a sales price which exceeded carrying value at December 31, 1996.

    D. Office/Research and Development Buildings in Columbia, Maryland ("Columbia Gateway Corporate Park").

    On December 21, 1987, the Partnership acquired a 33% interest in a joint venture formed with New England Life Pension Properties IV; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate"), which had a 17% interest, and M.O.R. Gateway 51 Associates Limited Partnership.

    As of April 20, 1989, the joint venture agreement was amended and restated to reflect a decrease in the Partnership's interest in the joint venture to 15.25% and an increase in the Affiliate's interest in the joint venture to 34.75%. In addition, the amended and restated joint venture agreement increased the Affiliate's maximum obligation to contribute capital to the joint venture and reallocated the capital contributed to the joint venture by the Partnership and the Affiliate. As of December 31, 1996, the Partnership had contributed $6,181,690 to the capital of the joint venture out of a maximum commitment of $6,402,000.

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

    The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two stage development of seven office and research and development buildings. The first phase of this development was completed in 1992 and included the construction of four, one-story office and research and development buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which two buildings totaling 46,000 square feet were constructed and leased to a single tenant for a lease term of ten years. As of December 31, 1996 the property was 94% occupied.

    E. Industrial Building in Brea, California ("Puente Street").

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

    The Partnership owns approximately 16.75 acres of land in Brea, California and has completed renovation of an existing building thereon containing 181,200 square feet. Construction of an approximately 37,320 square foot addition was completed during the first quarter of 1989. Construction of a parking lot and storage area on the remaining vacant land was completed during 1990. As of December 31, 1996, the building was 100% leased to two tenants.

    On December 8, 1995 the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. On January 17, 1996 the Partnership filed an answer denying the allegations presented by the plaintiff. It is expected that this matter will be settled with no significant effect on the Partnership's financial position.

    The Partnership continues to evaluate the alternatives of developing additional space on the 2.8 acres of land currently improved with a parking lot, or selling the land.

    F. Shopping Center in Salinas, California ("Santa Rita Plaza").

    On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum contribution from $9,500,000 to $11,350,000, of which $6,500,000 is characterized as Senior Capital and $4,850,000 is characterized as Junior Capital. As of December 31, 1996, the Partnership had contributed $11,063,340 to the capital of the joint venture. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital is due and payable ten years after the date of the Partnership's first investment of Senior Capital. The joint venture agreement also entitles the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment will accrue and bear interest at the rate of 10.5% per annum, if sufficient cash is not available therefor. At such time as the aggregate of accrued junior priority return payments total $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments will thereafter be paid currently; provided, however, that the $1,000,000 threshold will be increased by each dollar of Junior Capital which the Partnership elects not to contribute to fund its return. The Junior Capital will be due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The joint venture agreement also entitles the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

    The limited partnership has a leasehold interest in approximately 10.56 acres of land in Salinas, California (the "Land") and has completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease has a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum is payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, is also payable. As of December 31, 1996, the buildings were 98% leased.

    On August 1, 1995 the Partnership made a $1,750,000 loan to Nielsen Properties, Ltd., which is the ground lessor, for a term of 15 years. The loan earns interest at the rate of 8.75% per annum and the Partnership can require full payment of the note on or after August 1, 2000. The note is secured by a deed of trust on the Land. In conjunction with this loan, Nielsen Properties, Inc. repaid the limited partnership $1,299,052, representing full payment of two outstanding notes receivable.

    G. Office/Retail/Industrial Buildings in Las Vegas, Nevada ("Palms Business Center III and IV").

    On March 7, 1988, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of B.H. Miller Companies. As of January 1, 1995, the Partnership had contributed $11,589,888 to the capital of the joint venture out of a maximum commitment of $11,700,000. The joint venture agreement entitled the Partnership to receive a monthly preferred return at the rate of 11% per annum on the daily balance of its invested capital during each month, of which 9.5% per annum was to be paid currently and up to 1.5% per annum was to be deferred if sufficient cash was not available therefor. All invested capital, monthly payments of preferred return and deferred monthly payments of preferred return were due and payable at the end of the tenth year of the joint venture's operations. The joint venture agreement also entitled the Partnership to receive 60% of net cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity capital. Effective January 1, 1995, the joint venture partner's ownership interest was transferred and assigned to the Partnership.

    The Partnership owns approximately 11.75 acres of land in Las Vegas, Nevada and has completed construction thereon of twelve single-story office/industrial buildings and one single-story retail building containing a total of approximately 173,574 square feet. As of December 31, 1996, the buildings were 98% leased. In October 1994, the Clark County Department of Public Works paid the Partnership $18,600 to acquire a necessary strip of land to widen the road that fronts a portion of the property, in conjunction with planned road improvements in the area.

ITEM 2. PROPERTIES

    The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties.


              ESTIMATED                                                 ANNUAL
                 1997        NUMBER OF                                 CONTRACT                                    LINE OF
                ANNUAL     TENANTS WITH                  SQUARE FEET     RENT                                      BUSINESS
                REALTY      10% OR MORE     NAME(S) OF     OF EACH    PER SQUARE      LEASE       RENEWAL        OF PRINCIPAL
PROPERTY        TAXES         OF GLA        TENANT(S)      TENANT        FOOT      EXPIRATION     OPTIONS          TENANTS
------------  ----------  ---------------  ------------  -----------  -----------  -----------  ------------     ------------
Office/ R&D
  Bldgs in
  Columbia,
  MD          $  210,124        4          Wiltel          23,760      $8.74         3/1997     One for 5 Years  Telecommunications

                                           Columbia
                                           National        45,951      $8.95         8/2004     Two for 5 Years  Home Mortgages

                                           EVI, Inc.       38,225      $9.00         2/2006     One for 5 Years  Environmental
                                                                                                                 /Testing

                                           Coram           25,932      $8.87         1/1997     One for 5 Years  Medical Services

Land in
 Germantown,
 MD          $   18,309        N/A         N/A              N/A          N/A          N/A        N/A                  N/A

Warehouse
  Bldg. in
  Fontana,
  CA         $   85,371          3         M.W. Kasch       172,972     $3.21         5/2003    One for 5 Years   Distribution
                                           Aromatics
                                           Industries        84,660     $2.64         5/1998    None              Distribution
                                           Building
                                           Materials
                                           Distributor       20,888     $3.56        12/1999    None              Distribution


Office/
  Warehouse
  Buildings
  in
  Phoenix,
  AZ          $  170,000          2        EMCON
                                           Southwest         11,303     $7.44        11/2000    One for 5 Years  Telecommunications
                                           MKS Instuments    15,457     $7.44         7/2000    None             Medical Supplies


Industrial
 Bldg. in
 Brea, CA     $   96,234          2        20th Century
                                           Plastics          152,576    $3.03         3/2004    Two for 5 Years  Plastics Manuf./
                                                                                                                   Assembler
                                           Bridgeport
                                            Management        65,944    $3.36         4/1999    None             Rec. Vehicle
                                                                                                                   Storage/Svc

Shopping Ctr
  in Salinas,
  CA          $  126,480           2       Food Maxx          51,008    $7.32         8/2010    Three for 5     Supermarket
                                                                                                 Years

                                           Ross Dress
                                            for Less          17,068   $11.04         1/2001    Three for 5     Apparel Retailer
                                                                                                 Years

Office/
 Retail/
 Industrial
 Bldgs in
 Las
 Vegas, NV    $   87,747           2       Hospitality
                                            Trade Mart        20,531    $6.60        12/2000       N/A         Convention Planners
                                            Blublocker Corp.  19,133    $6.11        11/2000       N/A         Distribution &
                                                                                                                Service

    The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

                                                                                                      NET
                                                                                      RENTAL       EFFECTIVE
                                                    GROSS LEASABLE     YEAR-END       REVENUE         RENT
PROPERTY                                                 AREA          OCCUPANCY    RECOGNIZED     ($/SF/YR)*
-------------------------------------------------  -----------------  -----------  -------------  ------------
Office/ R&D Buildings in Columbia, MD
            1992                                        142,545            71%     $1,225,076       $10.84
            1993                                        142,545            73%     $1,334,767       $13.01
            1994                                        188,649            92%     $1,496,175        $9.61
            1995                                        188,649            92%     $1,870,329       $10.78
            1996                                        188,649            94%     $1,959,621       $11.23

Land in Germantown, MD
            1992                                          N/A              N/A         N/A            N/A
            1993                                          N/A              N/A         N/A            N/A
            1994                                          N/A              N/A         N/A            N/A
            1995                                          N/A              N/A         N/A            N/A
            1996                                          N/A              N/A         N/A            N/A

Warehouse Building in Fontana, CA
            1992                                        278,220            22%       $400,496        $6.66
            1993                                        278,220            89%     $1,026,506        $4.59
            1994                                        278,220           100%       $990,796        $3.77
            1995                                        278,220           100%     $1,001,121        $3.60
            1996                                        278,220           100%     $1,019,558        $3.66

Office/Warehouse Buildings in Phoenix, AZ
            1992                                        109,930            82%       $586,336        $6.56
            1993                                        109,930            80%       $797,135        $8.90
            1994                                        109,930            89%       $799,675        $8.61
            1995                                        109,930            98%       $897,490        $8.40
            1996                                        109,930           100%     $1,146,199       $10.48



                                                                                                      NET
                                                                                      RENTAL       EFFECTIVE
                                                    GROSS LEASABLE     YEAR-END       REVENUE         RENT
PROPERTY                                                 AREA          OCCUPANCY    RECOGNIZED     ($/SF/YR)*
-------------------------------------------------  -----------------  -----------  -------------  ------------

Industrial Building in Brea, CA
            1992                                        218,520             0%       $790,986        $0.00
            1993                                        218,520            70%       $161,378        $4.25
            1994                                        218,520           100%       $882,870        $4.75
            1995                                        218,520           100%       $949,389        $4.34
            1996                                        218,520           100%       $930,938        $4.26

Shopping Center in Salinas, CA
            1992                                        125,247            89%     $1,748,287       $15.47
            1993                                        125,247            92%     $1,759,243       $10.72
            1994                                        125,247            90%     $1,874,676       $16.45
            1995                                        125,247            91%     $1,657,425       $14.31
            1996                                        125,247            98%     $1,718,737       $14.56

Office/Retail/Industrial Buildings in Las Vegas, NV
            1992                                        173,469            76%       $654,064        $5.89
            1993                                        173,469            98%     $1,199,317        $7.13
            1994                                        173,574            92%     $1,453,205        $8.81
            1995                                        173,574            95%     $1,395,445        $8.35
            1996                                        173,574            98%     $1,654,465        $9.70


    Note: N/A for commercial properties indicates property was not constructed as of this date.

    * Net Effective Rent calculation is based on average occupancy during the respective years.

    Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:


                                                                        TENANT AGING REPORT
                                               ------------------------------------------------------------
                                                                                TOTAL        PERCENTAGE OF
                                               # OF LEASE       TOTAL      ANNUAL CONTRACT    GROSS ANNUAL
PROPERTY                                       EXPIRATIONS   SQUARE FEET         RENT            RENTAL*
--------                                       -----------  -------------  ---------------   --------------
Office/ R&D Buildings in Columbia, MD
                1997                                3           53,008       $466,595               29%
                1998                                1            8,781        $93,077                6%
                1999                                2           32,570       $270,257               17%
                2000                                0                0             $0                0%
                2001                                0                0             $0                0%
                2002                                0                0             $0                0%
                2003                                0                0             $0                0%
                2004                                1           45,951       $411,261               26%
                2005                                0                0             $0                0%
                2006                                1           38,225       $344,025               22%

Land in Germantown, MD
                1997                              N/A              N/A           N/A               N/A
                1998                              N/A              N/A           N/A               N/A
                1999                              N/A              N/A           N/A               N/A
                2000                              N/A              N/A           N/A               N/A
                2001                              N/A              N/A           N/A               N/A
                2002                              N/A              N/A           N/A               N/A
                2003                              N/A              N/A           N/A               N/A
                2004                              N/A              N/A           N/A               N/A
                2005                              N/A              N/A           N/A               N/A
                2006                              N/A              N/A           N/A               N/A

Warehouse Building in Fontana, CA
                1997                                0                0             $0                0%
                1998                                1           84,660       $223,200               26%
                1999                                1           20,888        $74,361                9%
                2000                                0                0             $0                0%
                2001                                0                0             $0                0%
                2002                                0                0             $0                0%
                2003                                1          172,972       $554,728               65%
                2004                                0                0             $0                0%
                2005                                0                0             $0                0%
                2006                                0                0             $0                0%



                                                                        TENANT AGING REPORT
                                               ------------------------------------------------------------
                                                                                TOTAL        PERCENTAGE OF
                                               # OF LEASE       TOTAL      ANNUAL CONTRACT    GROSS ANNUAL
PROPERTY                                       EXPIRATIONS   SQUARE FEET         RENT            RENTAL*
--------                                       -----------  -------------  ---------------   --------------


Office/Warehouse Buildings in Phoenix, AZ
                 1997                                8          26,896         $174,648             21%
                 1998                                6          23,001         $193,056             24%
                 1999                                1           5,881          $58,632              7%
                 2000                                4          44,138         $350,796             43%
                 2001                                1           4,676          $39,276              5%
                 2002                                0               0               $0              0%
                 2003                                0               0               $0              0%
                 2004                                0               0               $0              0%
                 2005                                0               0               $0              0%
                 2006                                0               0               $0              0%

Industrial Building in Brea, CA
                 1997                                0               0               $0              0%
                 1998                                0               0               $0              0%
                 1999                                1          65,944         $221,572             32%
                 2000                                0               0               $0              0%
                 2001                                0               0               $0              0%
                 2002                                0               0               $0              0%
                 2003                                0               0               $0              0%
                 2004                                1         152,576         $462,305             68%
                 2005                                0               0               $0              0%
                 2006                                0               0               $0              0%

Shopping Center in Salinas, CA (1)
                 1997                                5           7,920         $109,092              7%
                 1998                                5          10,258         $171,888             12%
                 1999                                3           2,900          $46,548              3%
                 2000                                6          17,313         $340,920             23%
                 2001                                6          32,698         $449,796             30%
                 2002                                0               0               $0              0%
                 2003                                0               0               $0              0%
                 2004                                0               0               $0              0%
                 2005                                0               0               $0              0%
                 2006                                0               0               $0              0%

Office/Retail/Industrial Buildings in Las   Vegas, NV
                 1997                                2          16,043          $89,076              6%
                 1998                                7          47,105         $520,428             36%
                 1999                                2          18,043         $215,820             15%
                 2000                                5          59,806         $402,024             28%
                 2001                                3          28,176         $216,480             15%
                 2002                                0               0               $0              0%
                 2003                                0               0               $0              0%
                 2004                                0               0               $0              0%
                 2005                                0               0               $0              0%
                 2006                                0               0               $0              0%


*     Does not include expenses paid by tenants.

Note: N/A denotes that the disclosure is not applicable based on the nature of the property.

(1)    Remaining leases expire beyond 2006.

    The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

                                                                RATE OF                   LIFE      ACCUMULATED
ENTITY / PROPERTY                             TAX BASIS       DEPRECIATION   METHOD     IN YEARS    DEPRECIATION
---------------------------------------  -------------------  ------------  ---------  -----------  ------------
Office/Research and Development
  Buildings,
Columbia, MD
-------------------------------
Land Improvements......................    $94,022                    N/A   150% DB            15   $     28,050
Land Improvements......................  3,326,314                   2.56%  SL                 39         33,552
Building & Improvements................  7,829,962                   3.18%  SL                 31.5    1,616,400
                                        ----------                                                     ---------
Total Depreciable Assets............... 11,250,298                                                     1,678,002

Office/Warehouse Buildings, Phoenix, AZ
---------------------------------------
Building & Improvements................  4,325,469                   3.18%  SL               31.5      1,005,127
Building & Improvements................    461,258                   2.56%  SL                 39         21,499
                                         ---------                                                     ---------
Total Depreciable Assets...............  4,786,727                                                     1,026,626

Warehouse Building, Fontana, CA
-------------------------------
Building & Improvements................  5,135,156                   2.50%  SL                 40        845,956
                                         ---------                                                     ---------
Total Depreciable Assets...............  5,135,156                                                       845,956

Industrial Building, Brea, CA
-----------------------------
Building & Improvements................  7,976,123                   3.18%  SL               31.5      2,061,708
Building Improvements..................    771,373                   2.56%  SL                 39         58,026
                                         ---------                                                     ---------
Total Depreciable Assets...............  8,747,496                                                     2,119,734

Office/Industrial and Commercial
--------------------------------
Buildings, Las Vegas, NV
Building & Improvements................  8,637,020                   3.18%  SL               31.5      1,643,236
Tenant Improvements....................    318,324                   2.56%  SL                 39         32,084
                                         ---------                                                     ---------
Total Depreciable Assets...............  8,955,344                                                     1,675,320

Land, Germantown, MD
--------------------
No Depreciable Property................          0                   0.00%                                     0
                                                ---                                                           ---
Total Depreciable Assets...............          0                                                             0

Shopping Center, Salinas, CA
----------------------------
Building & Improvements................    305,868                    2.5%   SL                40           5,054
Building & Improvements................  8,989,174                   3.18%   SL              31.5       1,716,079
                                         ---------                                                     ----------
Total Depreciable Assets...............  9,295,042                                                     1,721,133


Total Depreciable Assets...............$48,170,063                                                  $  9,066,771
                                       -----------                                                  ------------
                                       -----------                                                  ------------


SL= Straight Line
DB= Declining Balance

    Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

INDUSTRIAL BUILDINGS IN BREA, CALIFORNIA

    This property is located within the Orange County industrial market, consisting of 228 million square feet. Brea is a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County. At September 30, 1996, overall vacancy was 7.8%, down from 9.3% twelve months earlier. The property more specifically is located within the North Orange County industrial submarket, which has an inventory of 101 million square feet, or 44% of the total Orange County market. As of September 30, 1996, the North Orange County vacancy rate was 6.6%, down from the 8.1% vacancy rate reported one year ago and 11% two years ago. Approximately 3.7 million square feet of new industrial space was either under construction or had been completed as of September 30, 1996.

SHOPPING CENTER IN SALINAS, CALIFORNIA

    This property is located in Salinas, a strong retail community known as the commercial center for much of Monterey County. At year end 1996, the Salinas Class A retail market totaled approximately 2.9 million square feet, an increase of approximately 127,000 square feet since year end 1995. Overall vacancy was estimated at 5.1%. The most significant competitive issue facing the Salinas retail market is Westridge Shopping Center, a new 680,000 square foot retail development scheduled for completion in 1997, which will include a PetsMart, Office Maxx, and Lucky's Super Saver Store.

OFFICE/RESEARCH AND DEVELOPMENT BUILDINGS IN COLUMBIA, MARYLAND

    The property is located within the Howard County R&D market which contains approximately 8.8 million square feet in a total of 179 buildings. As of September 30, 1996, the Howard County market exhibited a vacancy rate of approximately 5.6%, which represents an improvement from 1995, 1994 and 1993 when overall vacancy was 8.7%, 12% and 18%, respectively. The Columbia R&D submarket contains a total of approximately 6.9 million square feet and, at September 30, 1996, had a vacancy rate of approximately 5.3%. The market has strengthened to the point where speculative R&D construction is now underway in Howard County and in the Columbia market.

OFFICE/WAREHOUSE BUILDINGS IN PHOENIX, ARIZONA

    This property is located in the metropolitan Phoenix market which has an inventory of approximately 149 million square feet of industrial space, of which 7.4% was vacant as of third quarter 1996, compared to the 6.6% and 7.1% vacancy rates as of December 31, 1995 and 1994, respectively. More specifically, the property is located within the Sky Harbor industrial market, which consists of 27.7 million square feet, or 19% of the total Phoenix industrial market. As of September 30, 1996, the Sky Harbor industrial vacancy rate was approximately 8.7%. Approximately 4.4 million square feet was under construction at September 30, 1996 in Phoenix, of which 728,000 square feet or 17% was in Sky Harbor.

WAREHOUSE BUILDING IN FONTANA, CALIFORNIA

    This property is located within the greater Los Angeles industrial market, consisting of 957 million square feet. More specifically, the property is located within the Inland Empire industrial market, which consists of 115 million square feet, or 12% of the total Los Angeles industrial market. As of September 30, 1996, the Inland Empire industrial vacancy rate was approximately 7.5% as compared to the 8.1% vacancy level reported a year earlier and the 11% level reported two years earlier. As of mid-year 1996, approximately 4.3 million square feet of speculative new construction was underway in Los Angeles, 2.4 million of which was in the Inland Empire.

OFFICE/INDUSTRIAL/RETAIL BUILDINGS IN LAS VEGAS, NEVADA

    This property is located within the greater Las Vegas industrial market. As of December 31, 1996, the total industrial inventory was 43 million square feet, up from approximately 38 million square feet a year ago. Overall vacant space totaled approximately 4.2 million square feet or 6.4% of the industrial inventory. The Las

Vegas market absorbed 4.3 million square feet in 1996, down slightly from the
4.6 million absorbed in 1995 and the 5.7 million square feet absorbed in 1994.

ITEM 3. LEGAL PROCEEDINGS.

    Other than described below, the Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. A tenant of one of the Partnership's properties has sued the Partnership for breach of the lease. See Item 1.E.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no active market for the units. Trading in the Units is sporadic and occurs solely through private transactions.

    As of December 31, 1996, there were 12,800 holders of Units.

    The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $4,573,024. Cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $6,389,408, including $2,313,164 of returned capital from the proceeds of property sales.

    Cash distributions exceeded net income in 1996 and, therefore, resulted in a reduction of partners' capital. However, operating cash distributions were less than net cash provided by operating activities. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA

                                         FOR YEAR       FOR YEAR       FOR YEAR       FOR YEAR       FOR YEAR
                                         ENDED OR       ENDED OR       ENDED OR       ENDED OR       ENDED OR
                                           AS OF          AS OF          AS OF          AS OF          AS OF
                                         12/31/96      12/31/95(1)    12/31/94(2)    12/31/93(3)     12/31/92
                                       -------------  -------------  -------------  -------------  -------------
Revenues                               $   7,716,609  $   5,522,086  $   6,096,743  $   3,190,972  $   2,903,022
Net Income                             $   3,392,534  $   2,248,715  $   3,375,406  $      50,380  $   1,523,145
Net Income per Weighted Average
  Limited Partnership Unit             $       40.72  $       26.96  $       40.42  $         .60  $       18.21
Total Assets                           $  59,590,134  $  60,535,231  $  64,530,075  $  69,345,524  $  71,637,001
Total Cash Distributions per Limited
  Partnership Unit outstanding for
  the entire period, including
  amounts distributed after year end
  with respect to the previous year    $       55.44  $       77.36  $       87.44  $       32.50  $       28.75


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

ITEM 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made the real estate investments described in Item 1 herein. Two investments have been sold, one in June 1994 and the other in August 1994.

    As a result of the sales, capital of $6,281,804 has been returned to the limited partners through December 31, 1996. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, and then to $924 in July 1995. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to the advisor ($183,426 in 1995 and $1,259,988 in 1994).

    At December 31, 1996, the Partnership had $12,039,157 in cash, cash equivalents and short-term investments, of which $1,153,964 was used for cash distributions to partners on January 30, 1997; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Quarterly distributions of cash from operations relating to 1996 and 1995 were made at the annualized rate of 6% and 5.25%, respectively, on the weighted average adjusted capital contribution during the period. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

    The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $56,736 and $32,572 at December 31, 1996 and 1995, respectively. Through December 31, 1996, the Partnership had repurchased and retired 865 limited partnership units for an aggregate cost of $813,236.

    The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised value of certain investments exceeded the related carrying values by an aggregate of approximately $6,900,000, and the remaining investments had carrying values which exceeded their appraised values by a total of approximately $1,100,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS

    FORM OF REAL ESTATE INVESTMENTS

    Effective January 1, 1996, the University Business Park joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership. Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective January 1, 1995, Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Puente Street investment is also a wholly-owned property. The remaining investment in the portfolio, Columbia Gateway Corporate Park, is structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership. The C.S. Graham and Lakewood Apartments investments, which were sold in 1994, were also joint ventures.

    OPERATING FACTORS

    Occupancy at University Business Park was at 100% at December 31, 1996, an increase from 98% at December 31, 1995 and 89% a year earlier. Rental rates in Phoenix continue to increase and occupancy levels remain high. In January 1997, the Partnership executed a letter of intent to sell this property in the second quarter of 1997 for a price which exceeds its carrying value.

    Overall occupancy at the Columbia Gateway Corporate Park was 94% at December 31, 1996, an increase from 92% at the two preceding year ends. Construction of a 46,000 square foot build-to-suit facility was completed during the third quarter of 1994 and the tenant assumed occupancy on September 1, 1994.

    Occupancy at Puente Street has been 100% since the first quarter of 1994. Notwithstanding the improvement in leasing, the carrying value of this investment was reduced in 1993 and 1994 to estimated net realizable value, due to then depressed market conditions.

    During 1995, the Partnership undertook feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that it is not in the best interest of the limited partners to develop this site. Accordingly, the carrying value was reduced in 1995 to estimated fair market value less cost of sale.

    Occupancy increased from 95% to 98% at Palms Business Center III and IV during 1996. Occupancy was 92% at December 31, 1994. Rental rates in Las Vegas have been increasing.

    Occupancy at the Dahlia property remained at 100% during 1996, where it has been since the first quarter of 1994. The Partnership had previously received an interest in land located in Arizona as a rent settlement from a former tenant. During the first quarter of 1996, upon liquidation of the land, the Partnership received cash of approximately $332,000.

    Santa Rita Plaza was 98% leased at December 31, 1996, an increase from 91% and 90% at the two preceding year ends. Performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures. Current rental rates are below expectations, but new tenants appear financially stable.

    INVESTMENT RESULTS

    Interest on short-term investments and cash equivalents decreased in 1996 as compared to 1995 as a result of lower average investment balances and lower average yields. In 1995, interest on short-term investments and cash equivalents increased significantly as compared to 1994, due to both an increase in interest rates and a higher average investment balance resulting from the temporary investment of proceeds from the C.S. Graham and Lakewood sales.

    SIGNIFICANT TRANSACTIONS

    The Managing General Partner determined during the second quarter of 1995 not to develop the Waters Landing II site. Accordingly, the carrying value of this investment was reduced to its estimated fair market value less cost of sale with a $600,000 charge to operations. As a result of depressed market conditions, the Managing General Partner determined that the carrying value of the Puente Street investment should be reduced to estimated net realizable value through a charge to operations of $1,400,000 in 1994. It had been previously reduced by $1,500,000.

    The gains recognized by the Partnership in 1994 on the sale of the C.S. Graham and Lakewood properties were $409,982 and $1,380,488, respectively. An additional $6,209 was received in 1995 in final settlement of the Lakewood sale.

    1996 COMPARED TO 1995

    Exclusive of the investment valuation allowance of $600,000 on Waters Landing II in 1995, total real estate operations were $3,542,491 in 1996 and $2,828,940 in 1995. This increase of approximately $714,000 resulted from improved operating results at University Business Park ($461,000) and Palms Business Center III and IV ($281,000). These improvements were primarily attributable to increased rental income due to higher rental rates and occupancies at both properties, as well as a decrease in amortization expense at University Business Park. Operating results at Salinas also improved by $66,000. These increases were partially offset by a decline in net operating income at Puente Street ($74,000) primarily caused by non-recurring revenue recognized in 1995.

    Exclusive of the proceeds from the settlement of past due tenant receivables at Dahlia in 1996 ($332,000), and the payment of deferred management fees in 1995 ($183,426), cash flow from operations decreased by $71,000 between 1996 and 1995. This change is inconsistent with the increase in operating results between the respective years primarily due to the timing of cash distributions from joint ventures. In addition, cash flow from operations decreased as a result of increases in working capital items.

    1995 COMPARED TO 1994

    Exclusive of the investment valuation allowances and the operating results from C.S. Graham and Lakewood Apartments recognized in 1994 ($273,429), total real estate operations were $2,828,940 in 1995 and $2,733,686 in 1994. Operating income increased at Puente Street ($303,000) and Columbia Gateway Park ($127,000). The improvement at Puente Street results from the lease-up of the property during the first quarter of 1994. The improvement at Columbia Gateway Park is due to improvements in rental income. These increases were partially offset by a decline in net operating income at Santa Rita Plaza ($275,000) due to tenant delinquencies and turnover due to business failures. Net operating income also decreased at Palms Business Center III and IV and at University Business Park due to costs associated with tenant turnover in advance of lease expirations.

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

    1996 COMPARED TO 1995

    The Partnership management fee increased due to an increase in distributable cash flow from operations. General and administrative expenses decreased $29,000 or 9%, primarily due to a decrease in legal costs.

    1995 COMPARED TO 1994

    The Partnership management fee increased due to an increase in distributable cash flow from operations. General and administrative expenses increased $57,000 or 21%, primarily due to an increase in legal costs associated with the various joint venture restructurings.

INFLATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) and (b) Identification of Directors and Executive Officers.

    The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.

NAME                                                       POSITION(S) WITH THE MANAGING GENERAL PARTNER          AGE
-----------------------------------------------------  -----------------------------------------------------      ---
Joseph W. O'Connor                                     President, Chief Executive Officer and Director             50
Daniel J. Coughlin                                     Managing Director and Director                              44
Peter P. Twining(1)                                    Managing Director, General Counsel and Director             50
Wesley M. Gardiner, Jr.                                Vice President                                              38
Daniel C. Mackowiak                                    Principal Financial and Accounting Officer                  45
James J. Finnegan(2)                                   Managing Director, General Counsel and Director             36


(1) Through January 24, 1997 only

(2) As of January 25, 1997

    Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on October 23, 1986. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

    (c) Identification of Certain Significant Employees.

    None.

    (d) Family Relationships.

    None.

    (e) Business Experience.

    The Managing General Partner was incorporated in Massachusetts on October 23, 1986. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

    Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

    Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was a Real Estate

Administration

Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

    Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

    Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

    Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

    James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

    Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

    (f) Involvement in Certain Legal Proceedings.

    None.

ITEM 11. EXECUTIVE COMPENSATION.

    Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 6 of Notes to Financial Statements.

    The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash distributions to General Partners include amounts distributed after year end with respect to 1996.

                                                                                                    AMOUNT OF
                                                                                                COMPENSATION AND
RECEIVING ENTITY                                             TYPE OF COMPENSATION                 REIMBURSEMENT
----------------------------------------------  ----------------------------------------------  -----------------
General Partners                                Share of Distributable Cash                        $    46,192

AEW Real Estate Advisors, Inc. (formerly known  Management Fees and Reimbursement of Expenses          472,586
  as Copley Real Estate Advisors, Inc.)

New England Securities Corporation              Servicing Fees plus out-of-pocket
                                                reimbursements                                          18,733
                                                                                                   -----------
                                                TOTAL                                              $   537,511
                                                                                                   -----------
                                                                                                   -----------

    For the year ended December 31, 1996 the Partnership allocated $35,703 of taxable income to the General Partners.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (a) Security Ownership of Certain Beneficial Owners

    No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

    Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

    (b) Security Ownership of Management.

    The General Partners of the Partnership owned no Units at December 31,
1996.

    (c) Changes in Control.

    There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

        (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report.

        (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report.

        (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

    (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                    New England Pension Properties V;

                   A Real Estate Limited Partnership

                         Financial Statements

                           * * * * * * * *

                          December 31, 1996

                      NEW ENGLAND PENSION PROPERTIES V;
                      A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----

Report of Independent Accountants.....................................

Financial Statements:

   Balance Sheet--December 31, 1996 and 1995..........................

   Statement of Operations--Years ended December 31, 1996, 1995 and 1994.........................................................

   Statement of Changes in Partners' Capital (Deficit)--Years ended
     December 31, 1996, 1995 and 1994.................................

   Statement of Cash Flows--Years ended December 31, 1996, 1995 and 1994.........................................................

Notes to Financial Statements.........................................

Financial Statement Schedule:

   Schedule III--Real Estate and Accumulated Depreciation at
     December 31, 1996................................................

                    REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

New England Pension Properties V;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operation and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's investments in Santa Rita Plaza, Palms Business Center III and IV, and Dahlia for the years ended December 31, 1996, 1995 and 1994. Operating income for these investments aggregated $2,956,934 and $1,594,233 for the years ended December 31, 1996 and 1995 and equity in joint venture income aggregated $2,200,515 for the year ended December 31, 1994. We also did not audit the financial statements of the Partnership's investment in Puente Street for the years ended December 31, 1996 and 1995. Operating income for this investment totaled $711,006 and $784,895 for the years ended December 31, 1996 and 1995. We also did not audit the financial statements of the Partnership's investment in University Business Park for the year ended December 31, 1996. Operating income for this investment totaled $732,439 for the year ended December 31, 1996. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park joint venture investee for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $360,214 and $371,986 for the years ended December 31, 1996 and 1995. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for operating income and equity in joint venture income for Santa Rita Plaza, Palms Business Center III and IV, and Dahlia for the years ended December 31, 1996, 1995 and 1994, for Puente Street for the years ended December 31, 1996 and 1995, for University Business Park for the year ended December 31, 1996, and for Columbia Gateway Corporate Park for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
March 24, 1997

    NEW ENGLAND PENSION PROPERTIES V;
    A REAL ESTATE LIMITED PARTNERSHIP

                                 BALANCE SHEET

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Assets
Real estate investments:
Property, net..................................................  $  42,828,754  $  37,058,053
Joint ventures.................................................      4,722,223     11,821,773
                                                                 -------------  -------------
                                                                    47,550,977     48,879,826
Cash and cash equivalents......................................      4,706,279      3,790,598
Short-term investments.........................................      7,332,878      7,864,807
                                                                 -------------  -------------
                                                                 $  59,590,134  $  60,535,231
                                                                 -------------  -------------
                                                                 -------------  -------------
Liabilities and Partners' Capital
Accounts payable...............................................  $     108,026  $     120,505
Accrued management fees........................................         57,064         50,008
Deferred management and disposition fees.......................        596,583        368,161
                                                                 -------------  -------------
Total liabilities..............................................        761,673        538,674
                                                                 -------------  -------------
Commitments to fund real estate investments
Partners' capital (deficit):
Limited partners ($924 per unit; 160,000 units authorized,
  82,426 and 82,536 issued and outstanding, respectively)......     58,916,206     60,073,461
General partners...............................................        (87,745)       (76,904)
                                                                 -------------  -------------
Total partners' capital........................................     58,828,461     59,996,557
                                                                 -------------  -------------
                                                                 $  59,590,134  $  60,535,231
                                                                 -------------  -------------
                                                                 -------------  -------------

                            (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1996          1995         1994
                                                                          ------------  ------------  -----------
Investment Activity
Property rentals........................................................  $  6,566,057  $  3,400,015  $   937,006
Interest income on loan to ground lessor................................       185,379        63,455      --
Property operating expenses.............................................    (1,775,678)     (839,565)    (315,857)
Ground rent expense.....................................................      (390,000)     (162,500)     --
Depreciation and amortization...........................................    (1,403,481)     (937,015)    (410,119)
                                                                          ------------  ------------  -----------
                                                                             3,182,277     1,524,390      211,030
Joint venture earnings..................................................       360,214     1,304,550    2,796,085
Investment valuation allowances.........................................       --           (600,000)  (1,400,000)
                                                                          ------------  ------------  -----------
Total real estate operations............................................     3,542,491     2,228,940    1,607,115
Gain on sales of property by joint ventures.............................       --              6,209    1,790,470
                                                                          ------------  ------------  -----------
Total real estate activity..............................................     3,542,491     2,235,149    3,397,585
Interest on cash equivalents and short-term investments.................       604,959       747,857      573,182
                                                                          ------------  ------------  -----------
Total investment activity...............................................     4,147,450     2,983,006    3,970,767
                                                                          ------------  ------------  -----------
Portfolio Expenses
Management fee..........................................................       456,846       407,217      325,746
General and administrative..............................................       298,070       327,074      269,615
                                                                          ------------  ------------  -----------
                                                                               754,916       734,291      595,361
                                                                          ------------  ------------  -----------
Net Income..............................................................  $  3,392,534  $  2,248,715  $ 3,375,406
                                                                          ------------  ------------  -----------

Net income per weighted average limited partnership unit................  $      40.72  $      26.96  $     40.42
                                                                          ------------  ------------  -----------

Cash distributions per limited partnership unit outstanding for the
  entire year...........................................................  $      53.73  $      74.75  $     87.92
                                                                          ------------  ------------  -----------

Weighted average number of limited partnership units outstanding during
  the year..............................................................        82,486        82,582       82,675
                                                                          ------------  ------------  -----------


                                (See accompanying notes to financial statements)

            NEW ENGLAND PENSION PROPERTIES V;
            A REAL ESTATE LIMITED PARTNERSHIP

     STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                   YEAR ENDED DECEMBER 31,
       ---------------------------------------------------------------------------------------------
                                        1996                      1995                   1994
                            --------------------------  ---------------------  ----------------------
                              GENERAL     LIMITED      GENERAL     LIMITED      GENERAL      LIMITED
                              PARTNERS    PARTNERS     PARTNERS    PARTNERS     PARTNERS     PARTNERS
                            ----------  -----------   ---------  ------------  ---------   ------------
Balance at beginning of
  year.....................  $(76,904)  $60,073,461   $(60,383)  $64,086,525   $(60,791)   $68,092,152
Repurchase of limited
  partnership units........    --           (84,104)    --           (64,360)      --          (77,384)
Cash distributions.........   (44,766)   (4,431,760)   (39,008)   (6,174,932)   (33,346)    (7,269,895)
Net income.................    33,925     3,358,609     22,487     2,226,228     33,754      3,341,652
                            ----------  -----------   ---------  ------------  ---------   ------------
Balance at end of year.....  $(87,745)  $58,916,206   $(76,904)   $60,073,461  $(60,383)    $64,086,525
                            ----------  -----------   ---------  ------------  ---------   ------------
                            ----------  -----------   ---------  ------------  ---------   ------------



                  (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Cash flows from operating activities:
Net income..............................................................  $  3,392,534  $  2,248,715  $  3,375,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...........................................     1,403,481       937,015       410,119
Gain on sales of property by joint ventures.............................       --             (6,209)   (1,790,470)
Investment valuation allowances.........................................       --            600,000     1,400,000
Increase in deferred lease commissions..................................      (126,625)      (85,768)     (649,813)
Equity in joint venture earnings........................................      (360,214)   (1,304,550)   (2,796,085)
Cash distributions from joint ventures..................................       335,500     1,850,619     3,930,364
Decrease (increase) in investment income receivable.....................       (36,107)       16,323        44,546
Decrease (increase) in property working capital.........................       350,402       447,121      (359,316)
Payment of deferred management fee......................................       --           (183,426)   (1,259,988)
Increase in operating liabilities.......................................       222,999       218,167       182,043
                                                                          ------------  ------------  ------------
Net cash provided by operating activities...............................     5,181,970     4,738,007     2,486,806
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
Return of capital from joint venture....................................       --          1,305,765       --
Net proceeds from sale of investments...................................       --              6,209     7,749,728
Deferred disposition fees...............................................       --            --            267,715
Investment in joint ventures............................................       --           (138,242)     (790,209)
Investments in property.................................................      (334,973)     (100,739)     (292,614)
Loan to ground lessor...................................................       --         (1,750,000)      --
Repayments received on loan to ground lessor............................        61,278       --            --
Decrease (increase) in short-term investments, net......................       568,036    (2,967,346)    3,691,279
                                                                          ------------  ------------  ------------
Net cash provided by (used in) investing activities.....................       294,341    (3,644,353)   10,625,899
                                                                          ------------  ------------  ------------
Cash flows from financing activities:
Distributions to partners...............................................    (4,476,526)   (6,213,940)   (7,303,241)
Repurchase of limited partnership units.................................       (84,104)      (64,360)      (77,384)
                                                                          ------------  ------------  ------------
Net cash used in financing activities...................................    (4,560,630)   (6,278,300)   (7,380,625)
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents....................       915,681    (5,184,646)    5,732,080
Cash and cash equivalents:
Beginning of year.......................................................     3,790,598     8,975,244     3,243,164
                                                                          ------------  ------------  ------------
End of year.............................................................  $  4,706,279  $  3,790,598  $  8,975,244
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    NON-CASH TRANSACTIONS:

    Two of the Partnership's joint venture investments were converted to wholly-owned properties in 1996. The carrying value of these investments at their respective conversion dates totalled $7,122,323. Three of the Partnership's joint venture investments were converted to wholly-owned properties in 1995. The carrying value of these investments at their respective conversion dates totalled $27,938,099.

                     (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

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

    The Managing General Partner of the Partnership is Fifth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

    On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

    Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

    The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $56,736 and $32,572 at December 31, 1996 and 1995, respectively. Through December 31, 1996 and 1995, the Partnership had repurchased and retired 865 units and 755 units, respectively.

    MANAGEMENT

    AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($15,740 in 1996, $20,081 in 1995, and $15,322 in 1994). Acquisition fees were based on 2% of gross proceeds from the offering. Disposition fees are generally 3% of the selling price of property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $267,715 at December 31, 1996 and 1995.

    New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $18,733, $16,774 and $26,717, in 1996, 1995 and 1994, respectively.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    REAL ESTATE JOINT VENTURES

    Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for one venture jointly owned by an affiliate of the Partnership which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

    PROPERTY

    Property includes land and buildings and improvements, which are stated at cost, less accumulated depreciation, and other operating net assets (liabilities). The initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

    CAPITALIZED COSTS, DEPRECIATION, AND AMORTIZATION

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

REALIZABILITY OF REAL ESTATE INVESTMENTS

    The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposition of property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No. 121 effective January 1, 1995, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value. (See Notes 3 and 4.)

    The Waters Landing II investment was reduced to its estimated fair market value, less costs of sale, during 1995. During 1994, the carrying value of the Puente Street investment was reduced to its estimated net realizable value. (See Notes 3 and 4).

    The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996 and 1995, the appraised values of certain investments exceeded their related carrying values by an aggregate of $6,900,000 and $4,900,000, respectively, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $1,100,000 and $2,400,000, respectively.

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

    The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest which approximates market value. At December 31, 1996 and 1995, all investments were in commercial paper with less than three months and seven months, respectively, remaining to maturity.

    DEFERRED DISPOSITION FEES

    Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus a stipulated return thereon.

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

NOTE 3--REAL ESTATE JOINT VENTURES

    The Partnership had invested in eight real estate joint ventures, each organized as general partnerships with a real estate development/management firm and, in two cases, with an affiliate of the Partnership. Two joint venture projects were sold in 1994, three joint ventures were converted to wholly-owned investments in 1995 and two joint ventures were converted to wholly-owned investments in 1996. Joint venture investments are in either of two forms. In one form, the Partnership makes an equity contribution which is subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing transactions. In the second form of joint venture, the Partnership makes an equity contribution to the venture, subject to preferential returns, and also makes a loan to its venture partner which, in turn, contributes the proceeds to the venture. The loans bear interest at a specified rate, mature in full in ten years, and are secured by the venture partner's interest in the venture. These loans have been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits in proportion to ownership interests and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

    The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate development/management firms or their affiliates also provide various services to the respective joint ventures for a fee.

    The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                                       ORIGINAL           DECEMBER 31,
   INVESTMENT/          RATE OF        OWNERSHIP   --------------------------
    LOCATION        RETURN/INTEREST    INTEREST        1996          1995
-----------------  -----------------  -----------  ------------  ------------
Waters Landing II              10.5%        60%(E) $       --    $1,338,998
Germantown, MD                 10.5%           (L) $       --    $  892,665

University
  Business Park
  Phoenix, AZ                  10.0%        60%    $       --    $7,858,213

Columbia Gateway
  Corporate Park
  Columbia, MD                 10.5%     15.25%    $5,517,497    $5,517,497



                             (E) Equity (L) Loan

    WATERS LANDING II

    On May 26, 1987, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to acquire land and develop an apartment complex.

    The Waters Landing II joint venture was restructured, and the investment is being accounted for as a wholly-owned property effective April 1, 1996. (See
Note 4.)

    UNIVERSITY BUSINESS PARK

    On September 30, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Hewson Company. Effective January 1, 1996, the joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. (See Note 4.)

    COLUMBIA GATEWAY CORPORATE PARK

    On December 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and an affiliate of Manekin Corporation to construct and operate seven research and development/office buildings, of which six have been constructed to date.
The Partnership committed to make a $6,402,000 equity contribution to the joint venture. The Partnership and its affiliate collectively have a 50% ownership interest in the joint venture. The minimum future rental payments to the venture under non-cancelable operating leases are: $1,176,271 in 1997; $1,115,722 in 1998; $1,007,807 in 1999; $411,261 in 2000 and 2001; and
$1,096,697 thereafter.

    At December 31, 1993, the Managing General Partner determined that the carrying value of this investment would not be recovered through estimated undiscounted future cash flows. Accordingly, the carrying value was reduced by $500,000 to estimated net realizable value.

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

    On August 12, 1988, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of Evans Withycombe Company to construct and operate an apartment complex. The Partnership's total equity contribution was $3,167,615. On August 17, 1994, the joint venture sold its property to a real estate investment trust sponsored by Evans Withycombe. After closing costs, the payment of preferential returns to the Partnership, and the allocation to the venture partner, the Partnership received proceeds of $4,297,367, which resulted in a gain of $1,380,488 ($16.53 per weighted average limited partnership unit). A disposition fee of $149,965 was accrued but not paid to the advisor. An additional $6,209 was received in 1995 in final settlement of the Lakewood sale.

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

Summarized Financial Information

    The following summarized financial information is presented in the aggregate for the joint ventures:

ASSETS AND LIABILITIES

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Assets
   Real property, at cost less accumulated depreciation of
    $1,852,988 and $3,988,677, respectively....................  $  15,670,283  $  22,343,780
   Other.......................................................        321,328        484,715
                                                                 -------------  -------------
                                                                    15,991,611     22,828,495
Liabilities....................................................         43,521        187,308
                                                                 -------------  -------------
Net assets.....................................................  $  15,948,090  $  22,641,187
                                                                 -------------  -------------
                                                                 -------------  -------------

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Revenue
    Rental income.......................................................  $  1,941,458  $  4,437,415  $  8,058,767
    Other income........................................................        18,163       146,660       222,180
                                                                          ------------  ------------  ------------
                                                                             1,959,621     4,584,075     8,280,947
                                                                          ------------  ------------  ------------
Expenses
    Operating expenses..................................................       482,749     1,402,041     2,837,050
    Depreciation and amortization.......................................       295,841     1,032,349     1,727,610
                                                                          ------------  ------------  ------------
                                                                               778,590     2,434,390     4,564,660
                                                                          ------------  ------------  ------------
Net Income..............................................................  $  1,181,031  $  2,149,685  $  3,716,287
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

    The C.S. Graham and Lakewood investments were sold on June 17, 1994 and August 17, 1994, respectively. The above amounts include their results of operations through the respective sale dates. The Palms Business Center, Santa Rita Plaza, Dahlia, University Business Park and Waters Landing II investments were converted to wholly-owned properties effective January 1, 1995, August 1, 1995, September 1, 1995, January 1, 1996 and April 1, 1996, respectively. The above amounts include their results of operations through their respective conversion dates.

NOTE 4--PROPERTY

    PALMS BUSINESS CENTER III AND IV

    Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. The carrying value at conversion ($10,308,265) was allocated to land, building and improvements and other net operating assets.

    The buildings and improvements (thirteen commercial buildings in Las Vegas, Nevada) are being depreciated over 25 years, beginning January 1, 1995.

    SANTA RITA PLAZA

    Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Accordingly, the investment is being accounted for as a wholly-owned property as of that date. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets. On this same date, the Partnership made a fifteen-year loan in the amount of $1,750,000 to the ground lessor, who used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture. The Partnership can require full payment of the loan after August 1, 2000. The ground lease requires an annual base payment of $390,000 per year through 2063, plus 11.55% of rents, as defined.

    The buildings and improvements (a shopping center in Salinas, CA) are being depreciated over 25 years beginning August 1, 1995. The loan to ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land.

    DAHLIA

    Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, whereby the Partnership was granted control over management decisions. Accordingly, the investment is being accounted for as a wholly-owned property as of that date. The carrying value at conversion ($7,413,175) was allocated to land, building and improvements, and other net operating assets. During 1993, the joint venture agreed to a settlement with a former tenant for past due rent. This settlement was secured by an attachment on 36 acres of land in Arizona. During the first quarter of 1996, the land was liquidated. The Partnership received $332,489, which exceeded the carrying value of the receivable by approximately $32,000.

    The buildings and improvements (a warehouse facility in Fontana, CA) are being depreciated over 25 years beginning September 1, 1995.

    PUENTE STREET

    Effective June 1, 1991, the Partnership assumed total ownership of this property due to the venture partner's inability to fund its proportionate share of operating deficits. The property includes an industrial building, together with a parking lot and storage area in Brea, California.

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

    The building and improvements are being depreciated over 30 years beginning June 1, 1991.

    In 1995, the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. The Partnership filed an answer denying the allegations presented by the plaintiff. It is expected that this matter will be settled with no significant effect on the Partnership's financial position.

    UNIVERSITY BUSINESS PARK

    Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. The carrying value of the joint venture investment at conversion ($5,630,581) was allocated to land, building and improvements and other net operating assets.

    The building and improvements (five industrial buildings in Phoenix, AZ) are being depreciated over 25 years, beginning January 1, 1996.

    In January 1997, the Partnership executed a letter of intent to sell this property during the second quarter of 1997, for a price which exceeds its carrying value of approximately $5,460,000 at December 31, 1996. For the year then ended, the Partnership recognized revenue of $1,196,960, operating expenses of $464,521 and depreciation expense of $183,456 related to this property.

    WATERS LANDING II

    During the second quarter of 1995, the Managing General Partner determined that it was not in the best interest of the limited partners to develop the Waters Landing II site, which is located in Germantown, MD. Accordingly, the carrying value of the joint venture investment was reduced to its estimated net fair market value with the recognition of an investment valuation allowance of $600,000.

    In the second quarter of 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($1,491,742) was allocated to land and the investment valuation allowance.

    The following is a summary of the Partnership's investment in property (six in 1996 and four in 1995):

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Land...........................................................  $  11,475,045  $   7,548,949
Buildings and improvements.....................................     34,383,256     30,323,985
Accumulated depreciation.......................................     (2,797,876)    (1,596,044)
Investment valuation allowances................................     (3,500,000)    (2,900,000)
Loan to ground lessor..........................................      1,664,726      1,726,003
Lease commissions and other assets, net........................      1,667,594      1,576,781
Accounts receivable............................................        576,334        900,017
Accounts payable...............................................       (640,325)      (521,638)
                                                                 -------------  -------------
                                                                 $  42,828,754  $  37,058,053
                                                                 -------------  -------------
                                                                 -------------  -------------

    Tenant leases provide for minimum rents, subject to periodic adjustment. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at all of the Partnership's properties are as follows: $5,284,576 in 1997; $4,477,786 in 1998; $3,724,915 in 1999; $3,147,607 in 2000; $1,927,689 in 2001
and $6,182,842 thereafter.

NOTE 5--INCOME TAXES

    The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Net income per financial statements.....................................  $  3,392,534  $  2,248,715  $  3,375,406
Timing differences:
  Joint venture earnings................................................        87,002     1,532,140       329,584
  Property rentals......................................................       (77,972)   (1,844,941)     (433,648)
  Expenses..............................................................       230,364        31,747    (1,107,117)
  Depreciation and amortization.........................................       (61,668)      602,925            21
  Investment valuation allowances.......................................       --            600,000     1,400,000
  Gain on sale..........................................................       --            --            483,030
                                                                          ------------  ------------  ------------
Taxable income..........................................................  $  3,570,260  $  3,170,586  $  4,047,276
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

NOTE 6--PARTNERS' CAPITAL

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

NOTE 7--SUBSEQUENT EVENT

    Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $1,153,964 ($13.86 per limited partnership unit).

                       NEW ENGLAND PENSION PROPERTIES V;

                       A REAL ESTATE LIMITED PARTNERSHIP

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                              AT DECEMBER 31, 1996

                                                                                  INITIAL COST TO
                                                                                  THE PARTNERSHIP
                                                           -------------------------------------------------------------

                                                                                         LEASE COMM.
                                                                                           & OTHER         OTHER NET
                                                                           BUILDINGS &     CAPITAL          ASSETS
DESCRIPTION                                                    LAND       IMPROVEMENTS      COSTS        (LIABILITIES)
---------------------------------------------------------  -------------  -------------  ------------  -----------------
Brea, CA.
  -Puente Street (See Note A)                              $   3,985,498  $   8,542,701   $1,273,000     $(        619)
Las Vegas, NV.
  -Palms Business Center III and IV (See Note A)               2,195,482      7,783,981      115,493           213,309
Fontana, CA.
  -Dahlia (See Note A)                                         1,367,969      5,471,878      227,625           345,703
Salinas, CA.
  -Santa Rita Plaza (See Note A)                                       0      8,056,722      196,574         1,963,363
Germantown, MD
  -Waters Landing II (See Note A)                              2,091,742              0            0                 0
Phoeniz, AZ
  -University Business Park (See Note A)                       1,834,355      3,724,297       86,200           (14,271)
                                                           -------------  -------------  ------------  -----------------
Total Wholly-Owned Property                                $  11,475,046  $  33,579,579   $1,898,892     $   2,507,485
                                                           -------------  -------------  ------------  -----------------
                                                           -------------  -------------  ------------  -----------------
15.25% interest in Columbia Gateway Corporate Park
  Partnership. Develop and operate office/R & D bldgs. in
  Columbia, MD.
                                                                                                              See Note B
                                                           -------------  -------------  ------------  -----------------
Total Joint Ventures
                                                           -------------  -------------  ------------  -----------------
                                                           -------------  -------------  ------------  -----------------

                                                             continued

                                                                              COSTS SUBSEQUENT
                                                                               TO ACQUISITION
                                                         -----------------------------------------------------------

                                                                         WRITE OFF      WRITE OFF OF
                                                           BUILDINGS        OF       LEASE COMMISSIONS
                                                              AND         TENANT          & OTHER        WRITE DOWN
DESCRIPTION                                              IMPROVEMENTS   IMPROVEMENTS     CAP. COSTS      OF PROPERTY
-------------------------------------------------------  -------------  -----------  ------------------  -----------
Brea, CA.
  -Puente Street (See Note A)                             $   776,766    $(409,228)     $( 1,273,000)     $(2,900,000)
Las Vegas, NV.
  -Palms Business Center III and IV (See Note A)               65,573            0                 0              0
Fontana, CA.
  - Dahlia (See Note A)                                             0            0                 0              0
Salinas, CA.
  -Santa Rita Plaza (See Note A)                              305,868            0                 0              0
Germantown, MD
  -Waters Landing II (See Note A)                                   0            0                 0       (600,000)
Phoeniz, AZ
  -University Business Park (See Note A)                       64,697            0                 0              0
                                                         -------------  -----------  ------------------  -----------
Total Wholly-Owned Property                               $ 1,212,904    $(409,228)     $( 1,273,000)     $(3,500,000)
                                                         -------------  -----------  ------------------  -----------
                                                         -------------  -----------  ------------------  -----------
15.25% interest in Columbia Gateway Corporate Park
  Partnership. Develop and operate office/R & D bldgs.
  in Columbia, MD.                                         See Note B

                                                         -------------  -----------  ------------------  -----------
Total Joint Ventures
                                                         -------------  -----------  ------------------  -----------
                                                         -------------  -----------  ------------------  -----------


                                                             CHANGE IN
                                                             OTHER NET
                                                              ASSETS
DESCRIPTION                                                (LIABILITIES)
-------------------------------------------------------  -----------------
Brea, CA.
  -Puente Street (See Note A)                               $ 1,098,806
Las Vegas, NV.
  -Palms Business Center III and IV (See Note A)                (61,483)
Fontana, CA.
  - Dahlia (See Note A)                                        (325,197)
Salinas, CA.
  -Santa Rita Plaza (See Note A)                                 23,827
Germantown, MD
  -Waters Landing II (See Note A)                                     0
Phoeniz, AZ
  -University Business Park (See Note A)                        (52,124)
                                                         -----------------
Total Wholly-Owned Property                                 $   683,829
                                                         -----------------
                                                         -----------------
15.25% interest in Columbia Gateway Corporate Park
  Partnership. Develop and operate office/R & D bldgs.
  in Columbia, MD.
                                                            See Note B
                                                         -----------------
Total Joint Ventures
                                                         -----------------

                                                                  continued

                                                   BALANCE AT END OF YEAR
                            --------------------------------------------------------------------

                                                                                  ACCUMULATED
                                         BUILDINGS &      OTHER                   DEPRECIATION      DATE OF        DATE
DESCRIPTION                    LAND     IMPROVEMENTS   NET ASSETS     TOTAL     AND AMORTIZATION  CONSTRUCTION   ACQUIRED
--------------------------  ----------  -------------  -----------  ----------  ----------------  ------------  -----------
Brea, CA.
  -Puente Street (See Note
  A)                        $3,985,498   $ 6,010,239    $1,098,187  $11,093,924   $( 1,516,146)          1989       6/1/91
Las Vegas, NV.
  -Palms Business Center
  III and IV (See Note A)    2,195,482     7,849,554      267,319   10,312,355        (741,484)      Lease-up       3/7/88
Fontana, CA.
 - Dahlia (See Note A)       1,367,969     5,471,878      248,131    7,087,978        (301,593)          1990      9/21/87
Salinas, CA.
  -Santa Rita Plaza (See
  Note A)                            0     8,362,590    2,183,764   10,546,354        (604,074)          1990       2/1/89
Germantown, MD
  -Waters Landing II (See                                                                               To be
  Note A)                    1,491,742             0            0    1,491,742               0     Constructed     5/26/87
Phoeniz, AZ
  -University Business
  Park (See Note A)          1,834,354     3,788,995       19,805    5,643,154        (183,456)          1991      9/30/87
                            ----------  -------------  -----------  ----------  ----------------  ------------  -----------
Total Wholly-Owned
  Property                  $10,875,045  $31,483,256    $3,817,206  $46,175,507   $( 3,346,753)
                            ----------  -------------  -----------  ----------  ----------------  ------------  -----------
                            ----------  -------------  -----------  ----------  ----------------  ------------  -----------
15.25% interest in
  Columbia Gateway
  Corporate Park
  Partnership. Develop and
  operate office/R & D
  bldgs. in Columbia, MD.                                           $4,722,223             N/A    Phase I-1990    12/21/87
                                                                                                  Phase II-Under
                                                                                                  Construction
                            ----------  -------------  -----------  ----------  ----------------  ------------  -----------
Total Joint Ventures                                                $4,722,223
                            ----------  -------------  -----------  ----------  ----------------  ------------  -----------
                            ----------  -------------  -----------  ----------  ----------------  ------------  -----------



                            DEPRECIABLE
DESCRIPTION                    LIFE
--------------------------  -----------
Brea, CA.
  -Puente Street (See Note
  A)                          30 Years
Las Vegas, NV.
  -Palms Business Center
  III and IV (See Note A)     25 Years
Fontana, CA. - Dahlia (See
  Note A)                     25 Years
Salinas, CA.
  -Santa Rita Plaza (See
  Note A)                     25 Years
Germantown, MD
  -Waters Landing II (See
  Note A)                         Land
Phoeniz, AZ
  -University Business
  Park (See Note A)           30 Years
                            -----------
Total Wholly-Owned
  Property
                            -----------
                            -----------
15.25% interest in
  Columbia Gateway
  Corporate Park
  Partnership. Develop and
  operate office/R & D
  bldgs. in Columbia, MD.     50 Years

                            -----------
Total Joint Ventures
                            -----------
                            -----------

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP
                             NOTE A TO SCHEDULE III

                                                                                 ADDITIONS
                                                      BALANCE    CONVERSION TO      TO        ADDITIONS
                                                       AS OF     WHOLLY- OWNED     LEASE         TO         WRITE DOWN
DESCRIPTION                                           12/31/95     PROPERTY     COMMISSIONS   PROPERTY      OF PROPERTY
---------------------------------------------------  ----------  -------------  -----------  -----------  ---------------
Brea, CA.--Puente Street........................... $10,992,487   $         0    $  58,848    $       0      $       0
Las Vegas, NV.--Palms Business Center III and IV...  10,213,358             0       18,908       16,908              0
Fontana, CA.--Dahlia...............................   7,376,162             0        1,860            0              0
Salinas, CA.--Santa Rita Plaza.....................  10,421,259             0       27,868      253,368              0
Germantown, MD--Waters Landing II..................           0     1,491,742            0            0              0
Phoenix, AZ--University Business Park..............           0     5,630,581       19,141       64,697              0
                                                     -----------   -------------  -----------  ---------    -----------
Total Wholly-Owned Property........................ $39,003,266   $ 7,122,323    $ 126,625    $ 334,973      $       0
                                                     -----------   -------------  -----------  ---------    -----------
                                                     -----------   -------------  -----------  ---------    -----------


                                                        CHANGE IN
                                                     PROPERTY WORKING
DESCRIPTION                                              CAPITAL
---------------------------------------------------  ----------------
Brea, CA.--Puente Street...........................     $   42,589
Las Vegas, NV.--Palms Business Center III and IV...         63,181
Fontana, CA.--Dahlia...............................       (290,044)
Salinas, CA.--Santa Rita Plaza.....................       (156,141)
Germantown, MD--Waters Landing II..................              0
Phoenix, AZ--University Business Park..............        (71,265)
                                                         ----------
Total Wholly-Owned Property........................     ($ 411,680)
                                                         ----------
                                                         ----------

                                                                                     12/31/95            1996
                                                                      BALANCE      ACCUMULATED       DEPRECIATION
                                                                       AS OF     DEPRECIATION AND  AND AMORTIZATION
DESCRIPTION                                                           12/31/96     AMORTIZATION        EXPENSE
-------------------------------------------------------------------  ----------  ----------------  ----------------
Brea, CA.--Puente Street...........................................  $11,093,924    $1,267,937       ($   248,209)
Las Vegas, NV.--Palms Business Center III and IV...................   10,312,355       395,448           (346,036)
Fontana, CA.--Dahlia...............................................    7,087,978        42,908           (258,685)
Salinas, CA.--Santa Rita Plaza.....................................   10,546,354       238,920           (365,154)
Germantown, MD--Waters Landing II..................................    1,491,742             0                  0
Phoenix, AZ--University Business Park..............................    5,643,154             0           (183,456)
                                                                     ------------  -------------  ------------------
Total Wholly-Owned Property........................................  $46,175,507    $1,945,213       ($ 1,401,540)
                                                                     ------------  -------------  ------------------
                                                                     ------------  -------------  ------------------
                                                                         12/31/96
                                                                       ACCUMULATED
                                                                     DEPRECIATION AND
DESCRIPTION                                                            AMORTIZATION
-------------------------------------------------------------------  ----------------
Brea, CA.--Puente Street...........................................     $1,516,146
Las Vegas, NV.--Palms Business Center III and IV...................     $  741,484
Fontana, CA.--Dahlia...............................................     $  301,593
Salinas, CA.--Santa Rita Plaza.....................................     $  604,074
Germantown, MD--Waters Landing II..................................     $        0
Phoenix, AZ--University Business Park..............................     $  183,456
                                                                        ----------
Total Wholly-Owned Property........................................     $3,346,753
                                                                        ----------
                                                                        ----------

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP
                             NOTE B TO SCHEDULE III

                                                CASH                                           CASH
                                             INVESTMENTS                                   DISTRIBUTED
                                 BALANCE         IN         EQUITY IN   1996 AMORTIZATION      FROM                   CONVERSION TO
                    PERCENT OF    AS OF         JOINT        INCOME/       OF DEFERRED        JOINT      WRITE- DOWN  WHOLLY-OWNED
DESSCRIPTION        OWNERSHIP    12/31/95     VENTURES       (LOSS)     ACQUISITION FEES     VENTURE     OF PROPERTY    PROPERTY
------------------  ----------  ----------  -------------  -----------  -----------------  ------------  -----------  -------------
Waters Landing II
  (2).............          60% $1,491,742    $       0     $       0      $         0      $        0    $       0    ($1,491,742)
University
  Business Park
  (1).............          60%  5,630,581            0             0                0               0            0     (5,630,581)
Columbia Gateway
  Corporate Park..       15.25%  4,699,450            0       360,214           (1,941)       (335,500)           0              0
                                ----------  -------------  -----------  -----------------  ------------  -----------  -------------
                                $11,821,773   $       0     $ 360,214      ($    1,941)     ($ 335,500)   $       0    ($7,122,323)
                                ----------  -------------  -----------  -----------------  ------------  -----------  -------------
                                ----------  -------------  -----------  -----------------  ------------  -----------  -------------


                     BALANCE
                      AS OF
DESSCRIPTION        12/31/96
------------------  ---------
Waters Landing II
  (2).............  $       0
University
  Business Park
  (1).............          0
Columbia Gateway
  Corporate Park..  4,722,223
                    ---------
                   $4,722,223
                    ---------
                    ---------



(1) Effective January 1, 1996 converted to wholly-owned property.

(2) Effective April 1, 1996 converted to wholly-owned property.

                                EXHIBIT INDEX

  EXHIBIT                                                                                                          PAGE
  NUMBER                                                 EXHIBIT                                                  NUMBER
-----------  -----------------------------------------------------------------------------------------------  ---------------
      10A.   Joint Venture Agreement of Waters Landing Partners Two, dated as of May 26, 1987 between the
             Partnership and Waters Landing Two-Oxford Limited Partnership, a Maryland limited partnership
             ("Oxford").                                                                                                 *

      10B.   Promissory Note dated May 26, 1987 from Oxford to the Partnership in the original principal
             amount of $3,121,600.                                                                                       *

      10C.   Joint Venture Interest Pledge and Security Agreement, dated as of May 26, 1987, between the
             Partnership and Oxford.                                                                                     *

      10D.   Joint Venture Agreement of Graham Road Joint Venture, dated as of June 30, 1987, between the
             Partnership and Connell-Scott Ventures V.                                                                   *

      10E.   General Partnership Agreement of IBG Dahlia Associates, dated as of September 21, 1987, between
             the Partnership and 20 Dahlia Partnership.                                                                  *

      10F.   General Partnership Agreement of Hewson University Associates, dated as of September 30, 1987,
             between Hewson Properties, Inc. and the Partnership.                                                        *

      10G.   General Partnership Agreement of Gateway 51 Partnership, dated as of December 21, 1987, among
             M.O.R. Gateway 51 Associates Limited Partnership, the Partnership and New England Life Pension
             Properties IV; A Real Estate Limited Partnership.                                                           *

      10H.   Ground Lease dated January 23, 1988 between Nielson Properties, LTD., a California limited partnership ("Landlord"), and Rodde McNellis/Salinas, a California general partnership
             ("Tenant").                                                                                                 *

      10I.   Leasehold Indenture dated February 12, 1988 by Rodde McNellis/Salinas, Borrower, to Santa Clara
             Land Title Company, Trustee, for New England Pension Properties V, A Real Estate Limited
             Partnership ("NEPP V"), Beneficiary.                                                                        *

------------------------

*   Previously filed and incorporated herein by reference.

                                EXHIBIT INDEX

  EXHIBIT                                                                                                          PAGE
  NUMBER                                                 EXHIBIT                                                  NUMBER
-----------  -----------------------------------------------------------------------------------------------  ---------------
      10J.   Promissory Note dated February 12, 1988 in the principal amount of $1,800,000 by Rodde
             McNellis/Salinas to NEPP V.                                                                                 *

      10K.   Pledge of Note and Security Agreement dated as of February 12, 1988 by and between Rodde
             McNellis/Salinas and NEPP V.                                                                                *

      10L.   R/M Salinas Predevelopment Agreement dated February 12, 1988 by and between NEPP V and Rodde
             McNellis/Salinas.                                                                                           *

      10M.   Joint Venture Agreement of Rancho Road Associates II dated as of March 7, 1988 by and between
             NEPP V and Commerce Centre Partners.                                                                        *

      10N.   Pledge and Security Agreement dated as of March 7, 1988 by and between Commerce Centre Partners
             and NEPP V.                                                                                                 *

      10O.   General Partnership Agreement of Muller Brea Associates dated as of April 29, 1988 between Tar
             Partners and the Registrant.                                                                                *

      10P.   Lakewood Associates General Partnership Agreement dated August, 1988 between EW Lakewood
             Limited Partnership, Copley Pension Properties VI; A Real Estate Limited Partnership and
             Registrant.                                                                                                 *

      10Q.   First Amendment to Rancho Road Associates II Joint Venture Agreement dated as of May 31, 1988
             by and between the Registrant and Commerce Centre Partners.                                                 *

      10R.   First Amendment to Pledge and Security Agreement dated as of May 31, 1988 by and between the
             Registrant and Commerce Centre Partners.                                                                    *

      10S.   Joint Venture Agreement of R/M Salinas Venture dated as of February 1, 1989 by and between New
             England Pension Properties V; A Real Estate Limited Partnership and Rodde McNellis/Salinas.                 *

------------------------

*   Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                         PAGE
 NUMBER                                                EXHIBIT                                                  NUMBER
---------  -----------------------------------------------------------------------------------------------  ---------------
     10T.  First Amendment to Joint Venture Agreement of R/M Salinas Venture dated as of February 1, 1989 by and between New England Pension Properties V; A Real Estate Limited Partnership and Rodde
           McNellis/Salinas.                                                                                           *

     10U.  Amended and Restated General Partnership Agreement of Gateway 51 Partnership dated as of April
           20, 1989 between M.O.R. Gateway 51 Associates Limited Partnership, New England Life Pension
           Properties IV; a Real Estate Limited Partnership and New England Pension Properties V; a Real
           Estate Limited Partnership.                                                                                 *

     10V.  Second Amendment to Pledge and Security Agreement dated as of June 20, 1990 by and between
           Commerce Centre Partners, a California general partnership and Registrant.                                  *

     10W.  Second Amendment to Rancho Road Associates II Joint Venture Agreement dated as of June 20, 1990
           by and between Registrant and Commerce Centre Partners.                                                     *

     10X.  Second Amendment to Joint Venture Agreement of R/M Salinas Venture dated as of July 20, 1990 by
           and between the Registrant and Rodde McNellis/ Salinas.                                                     *

     10Y.  Agreement for Dissolution, Distribution and Winding-up of Muller Brea Associates dated May 31,
           1991 by and between TAR Partners, a California partnership, and the Registrant.                             *

     10Z.  Property Management Agreement effective as of May 31, 1991 by and between TAR Partners, a
           California general partnership, and the Registrant.                                                         *

    10AA.  Asset Contribution Agreement by and among Evans Withycombe Residential, Inc., a Maryland
           Corporation, and Evans Withycombe Residential, L.P., a Delaware limited partnership, as
           Purchasers and Lakewood Associates, an Arizona limited Partnership composed of Registrant,
           Copley Pension Properties VI and EW Lakewood L.P., as Sellers dated June 9, 1994.                           *

    10BB.  Purchase and Sale Agreement between Graham Road Joint Venture and Prentiss Properties Atlanta
           Industrial Properties, L.P., dated June 17, 1994.                                                           *


------------------------

*   Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                         PAGE
 NUMBER                                                EXHIBIT                                                  NUMBER
---------  -----------------------------------------------------------------------------------------------  ---------------

    10CC.  $1,750,000 note secured by Deed of Trust between the Partnership, as Lender, and Nielsen
           Properties, Ltd, as Borrower dated August 1, 1995.                                                          *

    10DD.  Third Amendment to Agreement of Lease dated August 1, 1995 by and between Nielsen Properties,
           Ltd., a California limited partnership, R/M Salinas Venture, a California general partnership,
           and R/M Salinas, L.P., a California limited partnership.                                                    *

    10EE.  R/M Salinas L.P. Limited Partnership Agreement dated August 1, 1995 between Rodde
           McNellis/Salinas, a California general partnership and Registrant.                                          *

    10FF.  Limited Partnership Agreement of IBG Dahlia Associates dated September 1, 1995 between
           Registrant and 20 Dahlia Partnership, a California limited partnership.                                     *


------------------------

*   Previously filed and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW ENGLAND PENSION PROPERTIES V;
                                     A REAL ESTATE LIMITED PARTNERSHIP


Date: March 31, 1997                  By: /s/ Joseph W. O'Connor
                                         ----------------------------
                                         Joseph W. O'Connor
                                         President of the
                                         Managing General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------   ----------------

                                President, Principal
                                Executive Officer and
                                Director of the
/s/ Joseph W. O'Connor          Managing General Partner      March 31, 1997
-----------------------------
    Joseph W. O'Connor


                                Principal Financial and
                                Accounting Officer of the
/s/ Daniel C. Mackowiak         Managing General Partner      March 31, 1997
-----------------------------
    Daniel C. Mackowiak

                                Director of the
/s/ Daniel J. Coughlin          Managing General Partner      March 31, 1997
-----------------------------
    Daniel J. Coughlin

                                Director of the
/s/ James J. Finnegan           Managing General Partner      March 31, 1997
-----------------------------
    James J. Finnegan