Form 10-Q
period 1997-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 1997-05-13
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended March 31, 1997                 Commission File Number 0-17808


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

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1997

                                    PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)


                                    March 31, 1997  December 31, 1996
                                    --------------  -----------------
ASSETS

Real estate investments:
   Property, net                       $42,525,069       $42,828,754
   Joint ventures                        4,749,937         4,722,223
                                       -----------       -----------
                                        47,275,006        47,550,977


Cash and cash equivalents                8,184,052         4,706,279
Short-term investments                   3,805,534         7,332,878
                                       -----------       -----------
                                       $59,264,592       $59,590,134
                                       ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $   106,710       $   108,026
Accrued management fee                      59,452            57,064
Deferred management and
   disposition fees                        656,036           596,583
                                       -----------       -----------
Total liabilities                          822,198           761,673
                                       -----------       -----------

Commitments to fund real estate
   investments

Partners' capital (deficit):
   Limited partners ($924 per
      unit; 160,000 units
      authorized, 82,388 and 82,426
      units issued and outstanding,
      respectively)                     58,533,701        58,916,206
   General partners                        (91,307)          (87,745)
                                       -----------       -----------
Total partners' capital                 58,442,394        58,828,461
                                       -----------       -----------

                                       $59,264,592       $59,590,134
                                       ===========       ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                           Quarter Ended March 31,
                                          -------------------------
                                             1997          1996
                                          ----------    -----------

INVESTMENT ACTIVITY

Property rentals                          $1,631,801    $1,616,865
Interest income on loan to
   ground lessor                              38,568        37,649
Property operating expenses                 (436,796)     (410,869)
Ground rent expense                          (97,500)      (97,500)
Depreciation and amortization               (383,470)     (377,244)
                                          ----------    ----------
                                             752,603       768,901

Joint venture earnings                        85,221        88,857
                                          ----------    ----------

   Total real estate operations              837,824       857,758

Interest on cash equivalents
  and short-term investments                 151,210       148,016
                                          ----------    ----------
   Total investment activity                 989,034     1,005,774
                                          ----------    ----------


PORTFOLIO EXPENSES

Management fee                               118,904       114,281
General and administrative                    72,289        84,969
                                          ----------    ----------
                                             191,193       199,250
                                          ----------    ----------


Net Income                                $  797,841    $  806,524
                                          ==========    ==========

Net income per weighted average
  limited partnership unit                     $9.58         $9.67
                                          ==========    ==========

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                      $13.86        $12.13
                                          ==========    ==========

Weighted average number of limited
  partnership units outstanding during
  the period                                  82,426        82,536

                                          ==========    ==========


                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                      Quarter Ended March 31,
                         --------------------------------------------------
                                 1997                        1996
                         ----------------------       ---------------------
                         General       Limited        General      Limited
                         Partners      Partners       Partners     Partners
                         --------      --------       --------     --------
Balance at
beginning of
period                   $(87,745)     $58,916,206    $(76,904)    $60,073,461


Repurchase of
limited partnership
units                        -             (29,944)     -              (35,468)

Cash
distributions             (11,540)      (1,142,424)    (10,112)     (1,001,162)


Net income                  7,978          789,863       8,065         798,459
                         --------      -----------    --------     -----------

Balance at
end of period            $(91,307)     $58,533,701    $(78,951)    $59,835,290
                         ========      ===========    ========     ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                              Quarter Ended March 31,
                                             -------------------------
                                                1997           1996
                                             ---------       ---------

Net cash provided by operating activities    $ 1,234,812   $ 1,273,025
                                             -----------   -----------

Cash flows from investing activities:
  Investment in property                         (61,195)      (27,764)
  Decrease in short-term investments, net      3,471,891     2,504,593
  Repayment of loan to ground lessor              16,173        14,823
                                             -----------   -----------
     Net cash provided by
     investing activities                      3,426,869     2,491,652
                                             -----------   -----------

Cash flows from financing activities:
  Distributions to partners                   (1,153,964)   (1,011,274)
  Repurchase of limited partnership
     units                                       (29,944)      (35,468)
                                             -----------   -----------
     Net cash used in financing
     activities                               (1,183,908)   (1,046,742)
                                             -----------   -----------

     Net increase in cash and
     cash equivalents                          3,477,773     2,717,935

Cash and cash equivalents:
  Beginning of period                          4,706,279     3,790,598
                                             -----------   -----------

  End of period                              $ 8,184,052   $ 6,508,533
                                             ===========   ===========

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in University Business Park was converted to a wholly-owned property. The carrying value of this investment at conversion was $5,630,581.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

   The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $52,648 and $56,736 at March 31, 1997 and December 31, 1996, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

   Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, this investment is now a wholly-owned property.

   The Waters Landing II joint venture was restructured and the investment has been accounted for as a wholly-owned property since April 1, 1996.

   The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (one at March 31, 1997 and December 31, 1996; two at March 31, 1996):

                             Assets and Liabilities


                                          March 31, 1997  December 31, 1996
                                          --------------  -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $1,903,907 and $1,852,988,
         respectively                        $15,914,566        $15,670,283
     Other                                       191,924            321,328
                                             -----------        -----------
                                              16,106,490         15,991,611

Liabilities                                       65,949             43,521
                                             -----------        -----------

Net Assets                                   $16,040,541        $15,948,090
                                             ===========        ===========

                             Results of Operations


                                      Quarter ended March 31,
                                      -----------------------
                                         1997        1996
                                      ----------  -----------
Revenue
     Rental income                      $462,031     $496,341
                                        --------  -----------
                                         462,031      496,341
                                        --------  -----------

Expenses
     Operating expenses                  118,144      140,532
     Depreciation and amortization        64,475       64,475
                                        --------  -----------
                                         182,619      205,007
                                        --------  -----------

Net income                              $279,412     $291,334
                                        ========  ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their financing arrangements with the joint ventures.



NOTE 3 - PROPERTY
-----------------

     Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Since that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($5,630,581) was allocated to land, building and improvements and other net operating assets. On March 28, 1997, the Partnership executed a purchase and sale agreement to sell this property for a price that exceeds its carrying value.

     In the second quarter of 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($1,491,742) was allocated to land and the investment valuation allowance.

     A settlement with a former tenant at Dahlia for past due rent was secured by an attachment on 36 acres of land in Scottsdale, Arizona. During the first quarter of 1996, the land was sold. The Partnership received $332,489 in net proceeds, which exceeded the carrying value of the receivable by approximately $32,000.

     The following is a summary of the Partnership's six investments in property:

                                       March 31, 1997   December 31, 1996
                                       ---------------  ------------------

     Land                                 $11,475,045         $11,475,045
     Building and improvements             34,444,451          34,383,256
     Accumulated depreciation              (3,130,019)         (2,797,876)
     Investment valuation allowance        (3,500,000)         (3,500,000)
     Loan to ground lessor                  1,648,353           1,664,726
     Lease commissions and other
         assets, net                        1,657,662           1,667,594
     Accounts receivable                      559,931             576,334
     Accounts payable                        (630,354)           (640,325)
                                          -----------         -----------
                                          $42,525,069         $42,828,754
                                          ===========         ===========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $1,202,254 ($14.44 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, two of which were sold in 1994. As a result of the sales, capital of $6,281,804 has been returned to the limited partners through March 31, 1997. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, and then to $924 in July 1995.

     At March 31, 1997, the Partnership had $11,989,586 in cash, cash equivalents and short-term investments, of which $1,202,254 was used for cash distributions to partners on April 24, 1997; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first quarter of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $52,648 and $56,736 at March 31, 1997, and December 31, 1996, respectively. Through March 31, 1997, the Partnership repurchased and retired 903 limited partnership units for an aggregate cost of $843,180.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the appraised values of certain investments exceeded their related carrying values by an aggregate of $7,300,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $1,100,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------


     Puente Street, Palms Business Center, Santa Rita Plaza and Dahlia are wholly-owned properties. Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Accordingly, these investments have been accounted for as wholly-owned properties since their respective conversion dates. The remaining investment in the portfolio, Columbia Gateway Corporate Park, is structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership.


Operating Factors

     Occupancy at University Business Park increased to 100% at March 31, 1997, up from 98% at March 31, 1996. On March 28, 1997, the Partnership executed a purchase and sale agreement to sell this property for a price which exceeds its carrying value.

     Overall occupancy at Columbia Gateway Corporate Park increased to 95% during the first quarter of 1997 compared to 92% at March 31, 1996. No leases are due to expire until December 1997.

     Occupancy at Puente Street has remained at 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until May 1998.

     During 1995, the joint venture undertook a number of feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that it was not in the best interest of the limited partners to develop this site. Accordingly, the carrying value was reduced in 1995 to estimated fair market value less cost of sale.

     Occupancy at the Palms Business Center III and IV increased to 100% at March 31, 1997 from 95% at March 31, 1996 and 98% at December 31, 1996. No leases are due to expire during the remainder of this year. Rental rates in Las Vegas have increased over the past 12 months.

     Occupancy at the Dahlia property remained at 100% during the first quarter of 1997, where it has been since the first quarter of 1994. The Partnership had previously received an interest in land located in Arizona as a rent settlement from a former tenant. During the first quarter of 1996, upon liquidation of this interest in land, the Partnership received cash of approximately $332,000.

     Occupancy at Santa Rita Plaza during the first quarter of 1997 was 97%, up from 92% at March 31, 1996 (occupancy was 98% at December 31, 1996). Although occupancy is strong, performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures.


Investment Activity

     Interest on cash equivalents and short-term investments for the first quarter of 1997 increased 3% compared to the same period of 1996 due to higher investment balances.

     Real estate operations were relatively consistent between the first quarter of 1997 and the comparable quarter of 1996, having decreased by $20,000 overall, with no significant change at any of the properties.

     Cash flow from operations for the first quarter of 1996 included $332,000 from the settlement of past due rents from a former tenant at the Dahlia property. Exclusive of this amount, cash flow from operations increased by $294,000 between the first quarter of 1997 and 1996. This increase is largely attributable to changes in other working capital items.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased slightly between the first quarter of 1996 and 1997 due to an increase in distributable cash flow. General and administrative expenses decreased 15% between the respective quarters, primarily due to lower legal expenses.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 13, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                 James J. Finnegan
                                 Managing Director and General Counsel
                                 of Managing General Partner,
                                 Fifth Copley Corp.



May 13, 1997
                              /s/ Daniel C. Mackowiak
                              --------------------------------
                                 Daniel C. Mackowiak
                                 Principal Financial and Accounting
                                 Officer of Managing General Partner,
                                 Fifth Copley Corp.