Form 10-Q
period 1997-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 1997-08-13
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1997                  Commission File Number 0-17808


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



-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEET
(Unaudited)


                                         June 30, 1997  December 31, 1996
                                         -------------  -----------------
ASSETS

Real estate investments:
   Property, net                           $36,874,640        $42,828,754
   Joint ventures                            4,781,997          4,722,223
                                           -----------        -----------
                                            41,656,637         47,550,977


Cash and cash equivalents                    7,365,968          4,706,279
Short-term investments                       4,987,233          7,332,878
                                           -----------        -----------
                                           $54,009,838        $59,590,134
                                           ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                           $   124,138        $   108,026
Accrued management fee                          59,425             57,064
Deferred management and
    disposition fees                           965,960            596,583
                                           -----------        -----------
Total liabilities                            1,149,523            761,673
                                           -----------        -----------

Commitments to fund real estate
  investments

Partners' capital (deficit):
    Limited partners ($832 and $924 per
      unit, respectively; 160,000 units
      authorized, 82,388 and 82,426
      units issued and outstanding,
      respectively)                         52,931,646         58,916,206
    General partners                           (71,331)           (87,745)
                                           -----------        -----------
Total partners' capital                     52,860,315         58,828,461
                                           -----------        -----------

                                           $54,009,838        $59,590,134
                                           ===========        ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
 (Unaudited)

                                             Six                       Six
                              Quarter       Months      Quarter       Months
                               Ended        Ended        Ended        Ended
                              June 30,     June 30,     June 30,     June 30,
                                1997         1997         1996         1996
                             ----------   ----------   ----------   ----------
 INVESTMENT ACTIVITY

 Property rentals            $1,766,349   $3,398,150   $1,583,118   $3,199,983
 Interest income on loan to
   ground lessor                 36,509       75,077       37,321       74,970
 Property operating
  expenses                     (360,346)    (797,142)    (347,160)    (758,029)
 Ground rent expense            (97,500)    (195,000)     (97,500)    (195,000)
 Depreciation and
  amortization                 (378,757)    (762,227)    (381,958)    (759,202)
                             ----------   ----------   ----------   ----------
                                966,255    1,718,858      793,821    1,562,722

 Joint venture earnings          89,566      174,787       94,794      183,651
                             ----------   ----------   ----------   ----------

   Total real estate
    operations                1,055,821    1,893,645      888,615    1,746,373

 Gain on sale of
  wholly-owned property       2,160,404    2,160,404            -            -
                             ----------   ----------   ----------   ----------
   Total real estate
    activity                  3,216,225    4,054,049      888,615    1,746,373

 Interest on cash
  equivalents
   and short-term
    investments                 186,073      337,283      148,517      296,533
                             ----------   ----------   ----------   ----------
   Total investment
    activity                  3,402,298    4,391,332    1,037,132    2,042,906
                             ----------   ----------   ----------   ----------


 Portfolio Expenses

 Management fee                 118,849      237,753      114,218      228,499
 General and administrative      83,578      155,867       80,494      165,463
                             ----------   ----------   ----------   ----------
                                202,427      393,620      194,712      393,962
                             ----------   ----------   ----------   ----------


 Net Income                  $3,199,871   $3,997,712   $  842,420   $1,648,944
                             ==========   ==========   ==========   ==========

 Net income per weighted
  average limited
    partnership unit             $38.45       $48.03       $10.11       $19.78
                             ==========   ==========   ==========   ==========

Cash distributions per
   limited partnership unit
   outstanding for the entire
   period                              $106.44  $120.30  $ 13.86  $ 25.99
                                       =======  =======  =======  =======

 Weighted average number of limited
   partnership units outstanding
   during the period                    82,388   82,407   82,491   82,514
                                       =======  =======  =======  =======

                (See accompanying notes to financial statements)

 STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
 (Unaudited)


                     Quarter Ended          Six Months Ended         Quarter Ended          Six Months Ended
                     June 30, 1997           June 30, 1997           June 30, 1996            June 30, 1996
                 ----------------------  ----------------------  ----------------------  -----------------------
                 General      Limited    General      Limited    General      Limited     General      Limited
                 Partners    Partners    Partners    Partners    Partners    Partners    Partners     Partners
                 --------   -----------  --------   -----------  --------   -----------  ---------   -----------
 Balance at
 beginning of
 period          $(91,307)  $58,533,701  $(87,745)  $58,916,206  $(78,951)  $59,835,289   $(76,903)  $60,073,460

 Repurchase of
 limited
 partnership
 units                  -             -         -       (29,944)   -             -          -            (35,468)

 Cash
 distributions    (12,023)   (8,769,927)  (23,563)   (9,912,351)  (11,554)   (1,143,948)   (21,667)   (2,145,110)

 Net income        31,999     3,167,872    39,977     3,957,735     8,424       833,996     16,489     1,632,455
                 --------   -----------  --------   -----------  --------   -----------  ---------   -----------
 Balance at
 end of period   $(71,331)  $52,931,646  $(71,331)  $52,931,646  $(82,081)  $59,525,337  $ (82,081)  $59,525,337
                 ========   ===========  ========   ===========  ========   ===========  =========   ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1997           1996
                                             ---------      ----------

Net cash provided by operating activities    $ 2,431,382   $ 2,529,387
                                             -----------   -----------
Cash flows from investing activities:
  Deferred disposition fees                      250,500             -
  Investment in property                        (124,871)      (20,547)
  Decrease in short-term investments, net      2,292,204     3,149,790
  Repayment of loan to ground lessor              32,702        29,972
  Net proceeds from sale of property           7,743,630             -
                                             -----------   -----------
     Net cash provided by
     investing activities                     10,194,165     3,159,215
                                             -----------   -----------
Cash flows from financing activities:
  Distributions to partners                   (9,935,914)   (2,166,777)
  Repurchase of limited partnership
     units                                       (29,944)      (35,468)
                                             -----------   -----------
     Net cash used in financing
     activities                               (9,965,858)   (2,202,245)
                                             -----------   -----------
     Net increase in cash and
     cash equivalents                          2,659,689     3,486,357

Cash and cash equivalents:
  Beginning of period                          4,706,279     3,790,598
                                             -----------   -----------

  End of period                              $ 7,365,968   $ 7,276,955
                                             ===========   ===========

Non-cash transactions:

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

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the six real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

   The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $78,504 and $56,736 at June 30, 1997 and December 31, 1996, respectively.

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

   Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the third quarter.

   The following summarized financial information is presented in the aggregate for the Partnership's joint venture:


                            Assets and Liabilities
                            ----------------------

                                        June 30, 1997    December 31, 1996
                                     ------------------  -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $1,968,382 and $1,852,988,
         respectively                     $  15,939,498      $  15,670,283
     Other                                      399,179            321,328
                                          -------------      -------------
                                             16,338,677         15,991,611

Liabilities                                     191,432             43,521
                                          -------------      -------------

Net Assets                                $  16,147,245      $  15,948,090
                                            ===========        ===========


                             Results of Operations
                             ---------------------

                                      Six Months Ended June 30,
                                      -------------------------
                                         1997          1996
                                         ----          ----
Revenue
     Rental income                   $    940,529   $   979,813
                                      -----------    ----------
                                          940,529       979,813
                                      -----------    ----------

Expenses
     Operating expenses                   238,506       248,728
     Depreciation and amortization        128,950       128,950
                                      -----------    ----------
                                          367,456       377,678
                                      -----------    ----------

Net income                           $    573,073   $   602,135
                                      ===========    ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint ventures.


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

     The University Business Park wholly-owned property was sold on May 28,
1997.

  The following is a summary of the Partnership's investment in property (five in 1997 and six in 1996):


                                       June 30, 1997     December 31, 1996
                                      ---------------    -----------------

     Land                             $    9,640,690     $    11,475,045
     Building and improvements            30,661,898          34,383,256
     Accumulated depreciation             (3,223,677)         (2,797,876)
     Investment valuation allowance       (3,500,000)         (3,500,000)
     Loan to ground lessor                 1,632,024           1,664,726
     Lease commissions and other
         assets, net                       1,459,135           1,667,594
     Accounts receivable                     575,512             576,334
     Accounts payable                       (370,942)           (640,325)
                                         -----------         -----------
                                      $   36,874,640     $    42,828,754
                                        ============         ===========



NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $1,201,700 ($14.44 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, two of which were sold in 1994 and one of which was sold in 1997.

     As a result of the sales, capital of $13,861,500 has been returned to the limited partners through June 30, 1997, including a capital distribution of $7,579,696 ($92 per limited partnership unit) made on June 30, 1997 from the proceeds of the sale of University Business Park. This capital distribution reduces the adjusted capital contribution to $832 per unit. In addition, a portion of the sales proceeds was used to pay previously accrued, but deferred management fees to the advisor ($388,320 in July 1997). The Partnership accrued $250,500 of disposition fees in connection with this sale.

     At June 30, 1997, the Partnership had $12,353,201 in cash, cash equivalents and short-term investments, of which $1,201,700 was used for cash distributions to partners on July 24, 1997; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first and second quarters of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $78,504 and $56,736 at June 30, 1997 and December 31, 1996, respectively. Through June 30, 1997, the Partnership had repurchased and retired 903 limited partnership units for an aggregate cost of $843,180.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised values of certain investments exceeded their related carrying values by an aggregate of $5,227,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $742,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------


     Puente Street, Palms Business Center, Santa Rita Plaza and Dahlia are wholly-owned properties. Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Accordingly, these investments have been accounted for as wholly-owned properties since their respective conversion dates. The University Business Park property, which was a wholly-owned property, was sold on May 28, 1997. The remaining investment in the portfolio, Columbia Gateway Corporate Park, is structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 95% during the second quarter of 1997, consistent with March 31, 1997 and up from 92% at June 30, 1996. No leases are due to expire until December 1997. Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the third quarter.

     Occupancy at Puente Street has remained at 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until April 1999. Litigation involving an existing tenant was settled during the quarter. The settlement provides for this tenant to assign its lease to the other existing tenant no later than February 1, 1998. It is expected that there will be no significant effect on the Partnership's financial position.

     During 1995, the Partnership undertook a number of feasibility studies of alternative development plans for the Waters Landing II site. Based on the results, it was determined that it was not in the best interest of the limited partners to develop this site.

     Occupancy at the Palms Business Center III and IV was at 100% consistent with June 30, 1996. Rental rates in Las Vegas have increased over the past 12 months.

     Occupancy at the Dahlia property remained at 100% during the first two quarters of 1997, where it has been since the first quarter of 1994. The Partnership had previously received an interest in land located in Arizona as a rent settlement from a former tenant. During the first quarter of 1996, upon liquidation of this interest in land, the Partnership received cash of approximately $332,000.

     Occupancy at Santa Rita Plaza was at 96% at June 30, 1997 up from 90% at June 30, 1996. Although occupancy is strong at this time, past performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures.


Investment Activity

     Interest on cash equivalents and short-term investments for the first six months of 1997 increased compared to the same period of 1996 due to the temporary investment of proceeds from the sale of University Business Park.

     Real estate operating activity for the first six months of 1997 was $1,893,645 compared to $1,746,373 for the same period in 1996. This increase of approximately $147,000 is a result of improvements at Santa Rita Plaza ($81,000) due to an increase in occupancy and improved operating results at Puente Street ($63,000) due to an increase in tenant reimbursement income and lower operating expenses. Operating income at the remainder of the Partnership's investments was relatively stable.

     On May 28, 1997, the University Business Park wholly-owned property was sold and the Partnership received net proceeds of $7,994,130 and recognized a gain of $2,160,404.

     Cash flow from operations for the first six months of 1996 included $332,000 from the settlement of past due rents from a former tenant at the Dahlia property. Exclusive of this amount, cash flow from operations increased $234,000 which is consistent with the increase in investment activities between the two periods.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased slightly between the first six months of 1997 and 1996 due to an increase in distributable cash flow. General and administrative expenses decreased 4% between the respective six-month periods due primarily to lower legal expenses.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: The Partnership filed one Current Report on Form 8-K dated June 10, 1997 reporting on Item No. 2 (Acquisition or Disposition of Assets).

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 13, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Fifth Copley Corp.



August 13, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fifth Copley Corp.