Form 10-Q
period 1997-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 1997-11-12
CIK 806028

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

For Quarter Ended September 30, 1997  Commission File Number 0-17808


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



-----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]      No
                            ---          ---

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                 September 30, 1997  December 31, 1996
                                 ------------------  -----------------

ASSETS

Real estate investments:
   Property, net                        $27,409,502        $42,828,754
   Joint ventures                         4,851,322          4,722,223
                                        -----------  -----------------
                                         32,260,824         47,550,977


Property held for disposition             9,222,802                 --

Cash and cash equivalents                 8,090,601          4,706,279
Short-term investments                    3,533,233          7,332,878
                                        -----------  -----------------
                                        $53,107,460        $59,590,134
                                        ===========  =================


LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Accounts payable                           $   102,979   $   108,026
Accrued management fee                         147,137        57,064
Deferred management and
    disposition fees                           577,640       596,583
                                           -----------   -----------
Total liabilities                              827,756       761,673
                                           -----------   -----------

Partners' capital (deficit):
    Limited partners ($832 and $924 per
      unit, respectively; 160,000 units
      authorized, 82,336 and 82,426
      units issued and outstanding,
      respectively)                         52,356,469    58,916,206
    General partners                           (76,765)      (87,745)
                                           -----------   -----------
Total partners' capital                     52,279,704    58,828,461
                                           -----------   -----------

                                           $53,107,460   $59,590,134
                                           ===========   ===========

                (See accompanying notes to financial statements)


STATEMENTS OF OPERATIONS
(Unaudited)
                                              Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                            September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                            ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                                    $1,346,888          $ 4,745,038           $1,675,701          $ 4,875,684
Interest income on loan to ground lessor                37,128              112,205               36,989              111,959
Property operating expenses                           (337,486)          (1,134,628)            (377,692)          (1,135,721)
Ground rent expense                                    (97,500)            (292,500)             (97,500)            (292,500)
Depreciation and amortization                         (344,768)          (1,106,995)            (348,345)          (1,107,547)
                                                    ----------          -----------           ----------          -----------
                                                       604,262            2,323,120              889,153            2,451,875

Joint venture earnings                                 126,831              301,618               94,238              277,889
                                                    ----------          -----------           ----------          -----------

    Total real estate operations                       731,093            2,624,738              983,391            2,729,764

Gain on sale of wholly-owned property                       --            2,160,404                    -                    -
                                                    ----------          -----------           ----------          -----------

Total real estate activity                             731,093            4,785,142              983,391            2,729,764

Interest on cash equivalents
  and short term investments                           154,741              492,024              154,268              450,801
                                                    ----------          -----------           ----------          -----------
    Total investment activity                          885,834            5,277,166            1,137,659            3,180,565
                                                    ----------          -----------           ----------          -----------


Portfolio Expenses

Management fee                                         147,138              384,891              114,218              342,717
General and administrative                              80,375              236,242               67,523              232,986
                                                    ----------          -----------           ----------          -----------
                                                    $  227,513          $   621,133              181,741              575,703
                                                    ----------          -----------           ----------          -----------
Net Income                                             658,321            4,656,033             $955,918           $2,604,862
                                                    ==========          ===========           ==========          ===========

Net income per weighted average
  limited partnership  unit                  7.91      55.94  $  11.47  $    31.26
                                          =======  =========  ========  ==========

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                    14.44     134.74  $  13.86  $    39.86
                                          =======  =========  ========  ==========

Weighted average number of limited
  partnership units outstanding during
  the period                               82,388     82,401    82,491      82,506
                                          =======  =========  ========  ==========


                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Quarter Ended           Nine Months Ended           Quarter Ended           Nine Months Ended
                          September 30, 1997         September 30, 1997        September 30, 1996       September 30, 1996
                        ---------------------     ---------------------      ---------------------     ---------------------
                         General     Limited      General      Limited       General      Limited      General      Limited
                        Partners     Partners     Partners     Partners      Partners     Partners     Partners     Partners
                        --------     --------     --------     --------      --------     --------     --------     --------
Balance at
beginning of
period                 $(71,331)    $52,931,646   $(87,745)   $58,916,206    $(82,083)   $59,525,338    $(76,904)  $60,073,461


Repurchase of
limited partnership
units                        --         (37,232)        --        (67,176)         --        (48,636)        --        (84,104)

Cash
distributions           (12,017)     (1,189,683)   (35,580)   (11,102,034)    (11,549)    (1,143,325)    (33,217)   (3,288,435)


Net income                6,583         651,738     46,560      4,609,473       9,560        946,358      26,049     2,578,813
                       --------     -----------   --------    -----------    --------    -----------    --------   -----------
Balance at
end of period          $(76,765)    $52,356,469   $(76,765)   $52,356,469    $(84,072)   $59,279,735    $(84,072)  $59,279,735
                       ========     ===========   ========    ===========    ========    ===========    ========   ===========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Nine Months Ended September 30,
                                               --------------------------------
                                                      1997           1996
                                               --------------------------------
Net cash provided by operating activities         $  3,070,076   $ 3,965,675
                                                  ------------   -----------

Cash flows from investing activities:
    Deferred disposition fees                          250,500            --
    Net proceeds from sale of property               7,743,630            --
    Investment in property                            (251,791)      (36,588)
    Decrease in short-term investments, net          3,727,102     3,458,156
    Repayment of loan to ground lessor                  49,595        45,454
                                                  ------------   -----------
            Net cash provided by
            investing activities                    11,519,036     3,467,022
                                                  ------------   -----------

Cash flows from financing activities:
    Distributions to partners                      (11,137,614)   (3,321,652)
    Repurchase of limited partnership
      units                                            (67,176)      (84,104)
                                                  ------------   -----------
         Net cash used in financing activities     (11,204,790)   (3,405,756)
                                                  ------------   -----------

            Net increase in
            cash and cash equivalents                3,384,322     4,026,941

Cash and cash equivalents:
    Beginning of period                              4,706,279     3,790,598
                                                  ------------   -----------

    End of period                                 $  8,090,601   $ 7,817,539
                                                  ============   ===========

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

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the six real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $75,569 and $56,736 at September 30, 1997 and December 31, 1996, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     Effective January 1, 1996, the University Business Park investment was dissolved and the venture partner's ownership interest was assigned to the Partnership. Accordingly, this investment was a wholly-owned property at the time of sale.

     The Waters Landing II joint venture was restructured as a wholly-owned investment for financial reporting purposes effective April 1, 1996.

     Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the fourth quarter.

     The following summarized financial information is presented in the aggregate for the Partnership's joint venture:

                             Assets and Liabilities

                                          September 30, 1997  December 31, 1996
                                          ------------------  -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $2,032,857 and $1,852,988,
         respectively                            $15,938,105        $15,670,283
     Other                                           625,986            321,328
                                                 -----------        -----------
                                                  16,564,091         15,991,611

Liabilities                                          187,964             43,521
                                                 -----------        -----------

Net Assets                                       $16,376,127        $15,948,090
                                                 ===========        ===========

                             Results of Operations

                                      Nine Months Ended September 30,
                                      -------------------------------
                                           1997             1996
                                      ---------------  --------------
Revenue
     Rental income                         $1,531,337      $1,375,498
                                           ----------      ----------

Expenses
     Operating expenses                       349,001         270,962
     Depreciation and amortization            193,425         193,425
                                           ----------      ----------
                                              542,426         464,387
                                           ----------      ----------

Net income                                 $  988,911      $  911,111
                                           ==========      ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint ventures.


NOTE 3 - PROPERTY
-----------------


     In the second quarter of 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($1,491,742) was allocated to land and the investment valuation adjustment.

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

     The University Business Park wholly-owned property was sold on May 28,
1997.

     The following is a summary of the Partnership's investment in properties (five in 1997 and six in 1996):

                                       September 30, 1997   December 31, 1996
                                       -------------------  ------------------

     Land                                     $ 7,445,208         $11,475,045
     Building and improvements                 22,939,264          34,383,256
     Accumulated depreciation                  (2,631,346)         (2,797,876)
     Investment valuation allowance            (3,500,000)         (3,500,000)
     Loan to ground lessor                      1,615,131           1,664,726
     Lease commissions and other
         assets, net                            1,357,380           1,667,594
     Accounts receivable                          617,565             576,334
     Accounts payable                            (433,700)           (640,325)
     Property held for disposition              9,222,802                  --
                                              -----------         -----------
                                              $36,632,304         $42,828,754
                                              ===========         ===========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $1,081,863 ($13.00 per limited partnership unit.) An additional distribution of cash from operations was made in the aggregate amount of $405,858 ($4.88 per limited partnership unit), representing excess cash previously retained in working capital reserves.

     On October 24, 1997, the Partnership sold the Palms Business Center property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The property was sold for $18,000,000. The Partnership received net proceeds of approximately $17,800,000.
Accordingly, the property has been reclassified on the Balance

Sheet as "Property held for disposition." This transaction will be accounted for in the fourth quarter of 1997.

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

     As a result of the sales, capital of $13,861,500 has been returned to the limited partners through September 30, 1997, including a capital distribution of $7,579,696 ($92 per limited partnership unit) made on June 30, 1997 from the proceeds of the sale of University Business Park. This capital distribution reduced the adjusted capital contribution from $924 to $832 per unit. In addition, a portion of the sales proceeds was used to pay previously accrued, but deferred management fees to the Advisor ($388,320 in July 1997). The Partnership accrued $250,500 of disposition fees in connection with this sale.

     At September 30, 1997, the Partnership had $11,623,834 in cash, cash equivalents and short-term investments, of which $1,487,721 was used for cash distributions to partners on October 30, 1997; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first three quarters of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution. Distributions of cash from operations relating to the first three quarters of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund, which had a balance of $75,569 and $56,736 at September 30, 1997 and December 31, 1996, respectively. Through September 30, 1997, the Partnership repurchased and retired 955 limited partnership units for an aggregate cost of $880,412.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the appraised values of certain investments exceeded their related carrying values by an aggregate of $6,560,000, and the appraised values of the other investments were less than their related carrying values by an aggregate of $670,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     On October 24, 1997, the Partnership sold the Palms Business Center property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The property was sold for $18,000,000. The Partnership received net proceeds of approximately $17,800,000. Accordingly, the property has been reclassified on the Balance Sheet as "Property held for disposition." This transaction will be accounted for in the fourth quarter of 1997.

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

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park was 99% during the third quarter of 1997, an increase from 95% during the second quarter. No leases are due to expire until December 1997. Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the fourth quarter.

     Occupancy at Puente Street has remained at 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until April 1999. Litigation involving an existing tenant was settled during the second quarter. The settlement provides for this tenant to assign its lease to the other existing tenant no later than February 1, 1998. It is expected that there will be no significant effect on the Partnership's financial position.

     The Waters Landing II property is presently zoned and permitted for the development of 144 apartment units. However, based on studies previously undertaken by the Partnership, the Partnership has no plans at this time to develop this site.

     Occupancy at the Palms Business Center III and IV remained at 100% during the quarter, consistent with June 30, 1997. Rental rates in Las Vegas have increased over the past several months.

     Occupancy at the Dahlia property has been 100% since the first quarter of 1994. The lease of a tenant that occupies approximately 30% of the space expires in May 1998. This tenant is not expected to renew and therefore an agreement has been executed allowing for the lease to be terminated by the Partnership any time after February 1, 1998. The marketing process for this space has been initiated. The Partnership had previously received an interest in land located in Arizona as a rent settlement from a former tenant. During the first quarter of 1996, upon liquidation of this interest in land, the Partnership received cash of approximately $332,000.

     Occupancy at Santa Rita Plaza was 97% at September 30, 1997, up slightly from 96% at June 30, 1997. Although occupancy is strong at this time, past performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures.


Investment Activity

     Interest on cash equivalents and short-term investments for the first nine months of 1997 increased compared to the same period of 1996 due to the temporary investment of proceeds from the sale of University Business Park during the second quarter and to higher yields.

     Real estate operating activity for the first nine months of 1997 was $2,624,738 compared to $2,729,764 for the same period in 1996. This decrease of $105,026 is primarily due to the sale of University Business Park at the end of May 1997 as discussed below. Operating income at the remainder of the Partnership's investments was relatively stable.

     On May 28, 1997, the University Business Park wholly-owned property was sold and the Partnership received net proceeds of $7,994,130 and recognized a gain of $2,160,404.

     Exclusive of the proceeds from the settlement of past due tenant receivables at Dahlia in 1996 of $332,000, and the payment of deferred management fees of $388,320 in 1997, cash flow from operations decreased by $175,279 for the first nine months of 1997 compared to the respective prior year period. This change is attributable to the decrease in operating results between the respective years discussed above and to the timing of cash distributions from its joint venture.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1997 and 1996 due to an increase in distributable cash flow. General and administrative expenses did not change significantly between the respective nine-month periods.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5.  Not applicable.

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                                    NEW ENGLAND PENSION PROPERTIES V;
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                          (Registrant)


November 12 , 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                Fifth Copley Corp.



November 12 , 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fifth Copley Corp.