Form 10-K405
period 1997-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 1998-03-31
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

          At December 31, 1997, the Partnership owned the five real property investments described in A., B., D., E., and F. below. Two investments were sold in 1994 and two investments were sold in 1997 (see C. & G. below). Sales proceeds were distributed in the amount of $48 per Unit in 1994, $28 per Unit in 1995, and $308 per Unit in 1997, after the Partnership made certain strategic decisions on projects yet to be developed. The Partnership has no current plan to renovate, improve or further develop any of its real property other than as described in E. below. In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

          The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

          A.  Land in Germantown, Maryland ("Waters Landing II").
              -------------------------------------------------

          On May 26, 1987, the Partnership acquired a 60% interest in a joint venture with Waters Landing Two - Oxford Limited Partnership ("Oxford"). As of April 1, 1996, the Partnership had contributed $1,403,112 to the capital of the joint venture out of a maximum commitment of $4,682,400. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10.5% per annum. Prior to December 1, 1994, such monthly preferred return was permitted to accrue to the extent that the joint venture did not have sufficient cash to pay it. The joint venture agreement also entitled the Partnership to receive 60% of all remaining cash flow from operations and 60% of net sale and refinancing proceeds following the return of the Partnership's equity. The Partnership also committed to make a loan of up to $3,121,600 to Oxford for investment in the venture of which $935,408 had been funded as of April 1, 1996. Interest only on the loan was payable monthly at the rate of 10.5% per annum. The loan was due upon the sale of the joint venture's assets or the sale of Oxford's interest in the joint venture. Oxford was required to apply any cash flow received from operations of the joint venture to interest payments on the loan and must apply proceeds of financings or sales received from the joint venture to payments of the interest on and principal of the loan. The loan was secured by Oxford's interest in the joint venture. Effective April 1, 1996, Oxford's ownership interest was transferred and assigned to the Partnership and an affiliate.

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

          B. Warehouse Building in Fontana, California ("Dahlia").
             ---------------------------------------------------

          On September 21, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of Investment Building Group. As of December 31, 1997, the Partnership had contributed $7,081,593 to the capital of the joint venture out of a maximum commitment of $7,250,000. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity. On September 1, 1995, the joint venture was converted into a limited partnership with the Partnership as the general partner and the affiliate of Investment Building Group as the limited partner.

          The limited partnership owns approximately 12.9 acres of land in Fontana, California and has completed construction thereon of a one-story warehouse building containing approximately 278,220 square feet of space. As of December 31, 1997, the building was 100% leased.

          C. Office/Warehouse Buildings in Phoenix, Arizona (" University
             ------------------------------------------------------------
             Business Park").
             --------------

          On September 30, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Hewson Company. The Partnership contributed $7,976,784 to the capital of the joint venture out of a maximum commitment of $9,450,000. The joint venture agreement entitled the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitled the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following return of the Partnership's equity. Effective January 1, 1996, the joint venture was dissolved and ownership of the joint venture assets consisting of approximately 8.5 acres of land in Phoenix, Arizona improved with five warehouse buildings containing approximately 109,930 square feet of space, was assigned to the Partnership.

          On May 28, 1997, the property was sold at which time the Partnership received net proceeds of $7,994,130. On June 30, 1997, the Partnership made a capital distribution of $7,579,696 ($92 per limited partnership unit) from sale proceeds.

          D. Office/Research and Development Buildings in Columbia, Maryland
             ---------------------------------------------------------------
             ("Columbia Gateway Corporate Park").
              ---------------------------------

          On December 21, 1987, the Partnership acquired a 33% interest in a joint venture formed with New England Life Pension Properties IV; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate"), which had a 17% interest, and M.O.R. Gateway 51 Associates Limited Partnership.

          As of April 20, 1989, the joint venture agreement was amended and restated to reflect a decrease in the Partnership's interest in the joint venture to 15.25% and an increase in the Affiliate's interest in the joint venture to 34.75%. In addition, the amended and restated joint venture agreement increased the Affiliate's maximum obligation to contribute capital to the joint venture and reallocated the capital contributed to the joint venture by the Partnership and the Affiliate. As of December 31, 1997, the Partnership had contributed $6,181,690 to the capital of the joint venture out of a maximum commitment of $6,402,000.

          The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 15.25% of cash flow following payment of the preferred return and 15.25% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity. Ownership of the joint venture has been restructured whereby the Partnership and the Affiliate will obtain full control over the business of the joint venture. The restructuring will be effective January 1, 1998.

          The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed in 1992 and included the construction of four, one-story office and research and development buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which a 46,000 square-foot building was constructed and leased to a single tenant for a lease term of ten years. As of December 31, 1997 the property was 98% leased.

          E. Industrial Building in Brea, California ("Puente Street").
             --------------------------------------------------------

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

          The Partnership owns approximately 16.75 acres of land in Brea, California and has completed renovation of an existing building thereon containing 181,200 square feet. Construction of an approximately 37,320 square foot addition was completed during the first quarter of 1989. As of December 31, 1997, the existing building was 100% leased to two tenants. During 1997, negotiations were finalized for a 53,000 square-foot build-to-suit facility to be built on the remaining land for Nature's Best. A 10-year lease will commence upon completion of the building.

          On December 8, 1995 the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. On January 17, 1996 the Partnership filed an answer denying the allegations presented by the plaintiff. A settlement was reached with Bridgeport Management, resulting in its agreement to transfer its leasehold interest to 20th Century Plastics, the other tenant, no later than February 1, 1998. This transfer has occurred and Bridgeport Management Services is now sub-leasing the space from 20th Century Plastics.

          F. Shopping Center in Salinas, California ("Santa Rita Plaza").
             ----------------------------------------------------------

          On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum contribution from $9,500,000 to $11,350,000, of which $6,500,000 is characterized as Senior Capital and $4,850,000 is characterized as Junior Capital. As of December 31, 1997, the Partnership had contributed $11,119,840 to the capital of the joint venture. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital is due and payable ten years after the date of the Partnership's first investment of Senior Capital. The joint venture agreement also entitles the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment will accrue and bear interest at the rate of 10.5% per annum, if sufficient cash is not available therefor. At such time as the aggregate of accrued junior priority return payments total $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments will thereafter be paid currently; provided, however, that the $1,000,000 threshold will be increased by each dollar of Junior Capital which the Partnership elects not to contribute to fund its return. The Junior Capital will be due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The joint venture agreement also entitles the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

          The limited partnership has a leasehold interest in approximately
10.56 acres of land in Salinas, California (the "Land") and has completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease has a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum is payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, is also payable. As of December 31, 1997, the buildings were 95% leased .

          On August 1, 1995 the Partnership made a $1,750,000 loan to Nielsen Properties, Ltd., which is the ground lessor, for a term of 15 years. The loan earns interest at the rate of 8.75% per annum and the Partnership can require full payment of the note on or after August 1, 2000. The note is secured by a deed of trust on the Land. In conjunction with this loan, Nielsen Properties, Ltd. repaid the limited partnership $1,299,052, representing full payment of two outstanding notes receivable.

          G. Office/Retail/Industrial Buildings in Las Vegas, Nevada ("Palms
             ---------------------------------------------------------------
             Business Center III and IV").
             ---------------------------

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

          The Partnership owned approximately 11.75 acres of land in Las Vegas, Nevada improved with twelve single-story office/industrial buildings and one single-story retail building containing a total of approximately 173,574 square feet.

          On October 24, 1997, the Partnership sold the Palms Business Center property for $18,000,000. The Partnership received net proceeds of $17,823,259. On November 25, 1997, the Partnership made a capital distribution of $17,784,576 ($216 per limited partnership unit) from the sale proceeds.

Item 2.   Properties
          ----------

     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in Partnership's properties.

----------------------------------------------------------------------------------------------------------------------------------
                                        ESTIMATED
                                          1998           NUMBER OF                                                     ANNUAL
                                         ANNUAL        TENANTS WITH                                    SQUARE FEET    CONTRACT
                                         REALTY         10% OR MORE                NAME(S) OF            OF EACH      RENT PER
           PROPERTY                       TAXES            OF GLA                   TENANT(S)             TENANT     SQUARE FOOT
----------------------------------------------------------------------------------------------------------------------------------
Office/R&D Bldgs in Columbia, MD         $163,974            4        Wiltel                               27,480        $10.50
                                                                      Columbia National                    45,951         $8.95
                                                                      EVI, Inc.                            38,225         $9.57
                                                                      Avnet                                21,991         $8.20
Land in Germantown, MD                   $ 18,309           N/A       N/A                                   N/A            N/A
Warehouse Bldg. in Fontana, CA           $ 82,248            3        M.W. Kasch                          172,972         $3.21
                                                                      Aromatics Industries                 84,660         $2.64
                                                                      Building Materials Distributor       20,888         $3.56
Industrial Bldg. in Brea, CA             $108,000            2        20th Century Plastics               152,576         $3.74
                                                                      Bridgeport Management                65,944         $3.72
Shopping Ctr in Salinas, CA              $134,874            2        Food Maxx                            51,008         $7.30
                                                                      Ross Dress for Less                  17,068        $11.03
----------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
                                           LEASE           RENEWAL               LINE OF BUSINESS
           PROPERTY                     EXPIRATION         OPTIONS             OF PRINCIPAL TENANTS
--------------------------------------------------------------------------------------------------------
Office/R&D Bldgs in Columbia, MD         11/2007       Two for 5 Years       Telecommunications
                                          8/2004       Two for 5 Years       Home Mortgages
                                          2/2006       One for 5 Years       Environmental/Testing
                                         10/1999       One for 5 Years       Telecommunications
Land in Germantown, MD                     N/A               N/A             N/A
Warehouse Bldg. in Fontana, CA            5/2003       One for 5 Years       Distribution
                                          5/1998            None             Distribution
                                         12/1999            None             Distribution
Industrial Bldg. in Brea, CA              3/2004       Two for 5 Years       Plastics Manuf./Assembler
                                          4/1999            None             Rec. Vehicle Storage/Svc
Shopping Ctr in Salinas, CA               8/2010       Three for 5 Years     Supermarket
                                          1/2001       Three for 5 Years     Apparel Retailer
--------------------------------------------------------------------------------------------------------

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

---------------------------------------------------------------------------------------------------------------
                   PROPERTY               GROSS LEASABLE     YEAR-END       RENTAL         NET EFFECTIVE
                                               AREA          OCCUPANCY      REVENUE             RENT
                                                                           RECOGNIZED         ($/SF/YR)*
---------------------------------------------------------------------------------------------------------------
Office/ R&D Buildings in Columbia, MD
-------------------------------------
                    1993                     142,545            73%         $1,334,767           $13.01
                    1994                     188,649            92%         $1,496,175           $ 9.61
                    1995                     188,649            92%         $1,870,329           $10.78
                    1996                     188,649            94%         $1,959,621           $11.23
                    1997                     188,649            98%         $1,953,724           $10.70

Land in Germantown, MD
----------------------
                    1993                         N/A            N/A                N/A              N/A
                    1994                         N/A            N/A                N/A              N/A
                    1995                         N/A            N/A                N/A              N/A
                    1996                         N/A            N/A                N/A              N/A
                    1997                         N/A            N/A                N/A              N/A

Warehouse Building in Fontana, CA
---------------------------------
                    1993                     278,220            89%         $1,026,506           $ 4.59
                    1994                     278,220           100%         $  990,796           $ 3.77
                    1995                     278,220           100%         $1,001,121           $ 3.60
                    1996                     278,220           100%         $1,019,558           $ 3.66
                    1997                     278,220           100%         $1,012,957           $ 3.66

Industrial Building in Brea, CA
-------------------------------
                    1993                     218,520            70%         $  161,378           $ 4.25
                    1994                     218,520           100%         $  882,870           $ 4.75
                    1995                     218,520           100%         $  949,389           $ 4.34
                    1996                     218,520           100%         $  930,938           $ 4.26
                    1997                     218,520           100%         $  946,719           $ 4.33

Shopping Center in Salinas, CA
------------------------------
                    1993                     125,247            92%         $1,759,243           $10.72
                    1994                     125,247            90%         $1,874,676           $16.45
                    1995                     125,247            91%         $1,657,425           $14.31
                    1996                     125,247            98%         $1,718,737           $14.56
                    1997                     125,247            95%         $1,759,594           $14.60
---------------------------------------------------------------------------------------------------------------

Note: N/A for commercial properties indicates property was not constructed as of this date.
* Net Effective Rent calculation is based on average occupancy during the respective years.

     Following is a schedule of lease expirations for each of the next years for the Partnership's properties based on the annual contract rent in effect at December 31, 1997:

--------------------------------------------------------------------------------
                             TENANT  AGING REPORT
--------------------------------------------------------------------------------

PROPERTY       # OF LEASE          TOTAL          TOTAL          PERCENTAGE OF
               EXPIRATIONS      SQUARE FEET   ANNUAL CONTRACT    GROSS ANNUAL
                                                  RENT              RENTAL*
--------------------------------------------------------------------------------
Office/R&D Building in Columbia, MD
-----------------------------------
1998                1              8,781         $ 93,077             5%
1999                2             32,570         $270,257            15%
2000                1             14,825         $146,026             8%
2001                0                  0         $      0             0%
2002                2             20,987         $245,855            14%
2003                0                  0         $      0             0%
2004                1             45,951         $411,261            23%
2005                0                  0         $      0             0%
2006                4             38,225         $350,904            19%
2007                1             27,480         $288,540            16%

Land in Germantown, MD
----------------------
1998               N/A            N/A             N/A                N/A
1999               N/A            N/A             N/A                N/A
2000               N/A            N/A             N/A                N/A
2001               N/A            N/A             N/A                N/A
2002               N/A            N/A             N/A                N/A
2003               N/A            N/A             N/A                N/A
2004               N/A            N/A             N/A                N/A
2005               N/A            N/A             N/A                N/A
2006               N/A            N/A             N/A                N/A
2007               N/A            N/A             N/A                N/A

Warehouse Building in Fontana, CA
---------------------------------
1998                1             84,660         $223,502            26%
1999                1             20,888         $ 74,361             9%
2000                0                  0         $      0             0%
2001                0                  0         $      0             0%
2002                0                  0         $      0             0%
2003                1            172,972         $555,240            65%
2004                0                  0         $      0             0%
2005                0                  0                0             0%
2006                0                  0         $      0             0%
2007                0                  0         $      0             0%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Industrial Building in Brea, CA
-------------------------------
     1998      0         0         $       0        0%
     1999      1    65,944         $ 245,311       30%
     2000      0         0         $       0        0%
     2001      0         0         $       0        0%
     2002      0         0         $       0        0%
     2003      0         0         $       0        0%
     2004      1   152,576         $ 570,984       70%
     2005      0         0         $       0        0%
     2006      0         0         $       0        0%
     2007      0         0         $       0        0%

Shopping Center in Salinas, CA
------------------------------
     1998      7    13,888         $ 282,420       21%
     1999      4     5,150         $  80,301        6%
     2000      7    18,513         $ 440,140       33%
     2001      6    32,698         $ 518,777       40%
     2002      0         0         $       0        0%
     2003      0         0         $       0        0%
     2004      0         0         $       0        0%
     2005      0         0         $       0        0%
     2006      0         0         $       0        0%
     2007      0         0         $       0        0%
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

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

---------------------------------------------------------------------------------------------------------------------

                                                            Rate                            Life        Accumulated
Entity/Property                     Tax Basis            Depreciation        Method       in Years      Depreciation

---------------------------------------------------------------------------------------------------------------------
Office/Research and Development
Buildings,
Columbia, MD
---------------------------------
Land Improvements                     $      94,022           N/A           150% DB          15         $   28,050
Land Improvements                         3,685,502          2.56%               SL          39             45,712
Building & Improvements                   7,829,962          3.18%               SL        31.5          1,950,016
                                        -----------                                                     ----------
Total Depreciable Assets                 11,609,486                                                      2,023,778

Warehouse Building, Fontana, CA
---------------------------------
Building & Improvements                   5,141,883          2.50%               SL          40            974,497
                                        -----------                                                     ----------
Total Depreciable Assets                  5,141,883                                                        974,497

Industrial Building, Brea, CA
---------------------------------
Building & Improvements                   7,976,123          3.18%               SL        31.5          2,314,747
Building   Improvements                     771,373          2.56%               SL          39             77,943
                                        -----------                                                     ----------
Total Depreciable Assets                  8,747,496                                                      2,392,690

Land, Germantown, MD
---------------------------------
No Depreciable Property                           0          0.00%                                               0
                                                  -                                                              -
Total Depreciable Assets                          0                                                              0


Shopping Center, Salinas, CA
---------------------------------
Building & Improvements                     305,868           2.5%               SL          40             12,701
Building & Improvements                   8,989,174          3.18%               SL        31.5          1,988,534
                                        -----------                                                     ----------
Total Depreciable Assets                  9,295,042                                                      2,001,235


Total Depreciable Assets              $  34,793,907                                                     $7,392,200
                                        ===========                                                     ==========
---------------------------------------------------------------------------------------------------------------------

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

Industrial Buildings in Brea, California
----------------------------------------

The property is located within the Orange County industrial market. Brea is a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County. The North Orange County market has approximately 7.6 million square feet of space available, an increase which is primarily due to the completion of more than 35 new industrial buildings, adding over 2.6 million square feet of new space to the market. In addition, another 54 buildings should be completed by year-end 1998, adding approximately twice the square footage added during 1997. Average asking rental rates over the last year have increased 19%, with average vacancy in the County of 7.11%.

Shopping Center in Salinas, California
--------------------------------------

The city of Salinas has a population of approximately 120,000 people. Due to the fact that most of the city's growth is occurring in north Salinas, the north end of the city continues to be the focus of most major retailers. Santa Rita Plaza is in the heart of this retail core; however, it must compete for tenants with power centers such as the Northridge Mall (1.2 million square feet) and Harden Ranch Plaza (680,000 square feet).

Office/Research and Development Buildings in Columbia, Maryland
---------------------------------------------------------------

The property is located within the Howard County R&D submarket, which has a base of 8.9 million square feet and a 6.3% vacancy rate as of year-end 1997. Due to limited space in the marketplace, tenants continue to seek space that will accommodate their growth needs and are moving from Washington, D.C. to the Baltimore suburbs. The Columbia flex submarket contains 6.8 million square feet of space and has a 6.5% vacancy rate. Planned construction of 300,000 square feet of speculative office space in this market is showing offering rates on new product that are setting new highs. As a result, 1997 rents for Howard County averaged in the $10.00 - $10.50 range.

Warehouse Building in Fontana, California
-----------------------------------------

The property is located within the Riverside metropolitan industrial market, which consists of approximately 115 million square feet of space. Occupancy for this product type is approximately 93%. With employment growing at approximately 4% per year and a jobless rate below 7%, Riverside's economy continues to expand. Part of the area's strength has been derived from population migration out of Los Angeles and Orange Counties. However, if relocating businesses in Southern California opt for peripheral regions such as Nevada, Arizona, Utah or Oregon instead of the Riverside market, growth in the area may be adversely affected.

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

          As of December 31, 1997, there were 12,524 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $30,179,538, including $25,364,272 of returned capital from the proceeds of property sales. Cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $4,573,024.

          Cash distributions exceeded net income in 1997 and, therefore, resulted in a reduction of partners' capital. Operating cash distributions exceeded net cash provided by operating activities. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data
         -----------------------

                           For Year            For Year            For Year            For Year            For Year
                           Ended or            Ended or            Ended or            Ended or            Ended or
                            as of               as of               as of               as of               as of
                         12/31/97(1)          12/31/96            12/31/95(2)         12/31/94(3)         12/31/93(4)
Revenues                 $ 17,197,366        $  7,716,609         $ 5,522,086         $ 6,096,743         $ 3,190,972

Net Income               $ 13,153,920        $  3,392,534         $ 2,248,715         $ 3,375,406         $    50,380

Net Income
per Weighted
Average
Limited
Partnership
Unit                     $     158.07        $      40.72        $      26.96        $      40.42        $        .60

Total Assets             $ 42,788,822        $ 59,590,134        $ 60,535,231        $ 64,530,075        $ 69,345,524

Total Cash
Distributions
per Limited
Partnership
Unit outstanding
for the entire
period, including
amounts distributed
after year end with
respect to
such year                $     366.45           $   55.44        $      77.36        $      87.44        $      32.50

     (1) During 1997, net income includes a gain of $10,176,990 recognized on the sale of two investments. Cash distributions include a return of capital of $308 per Unit.

     (2) During 1995, the Partnership recorded a valuation provision on one property totaling $600,000 ($7.19 per Weighted Average Limited Partnership
     Unit). Cash distributions include a return of capital of $28 per Unit.

     (3) During 1994, the Partnership recorded a valuation provision on one property totaling $1,400,000 ($16.76 per Weighted Average Limited Partnership Unit). Net income also includes a gain of $1,790,470 recognized on the sale of two investments. Cash distributions include a return of capital of $48 per Unit.

     (4) During 1993, the Partnership recorded a valuation provision on two properties totaling $2,000,000 ($23.93 per Weighted Average Limited Partnership Unit).

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made the real estate investments described in Item 1 herein. Four investments have been sold, one in each of June 1994, August 1994, May 1997 and October 1997.

     As a result of the sales, capital of $31,646,076 has been returned to the limited partners through December 31, 1997. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, then to $924 in July 1995, then to $616 in 1997. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to the advisor ($447,745 in 1997, $183,426 in 1995 and $1,259,988 in 1994).

     At December 31, 1997, the Partnership had $10,665,416 in cash, cash equivalents and short-term investments, of which $972,230 was used for cash distributions to partners on January 29, 1998; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Quarterly distributions of cash from operations relating to 1997 and 1996 were made at the annualized rate of 6.25% and 6%, respectively, on the weighted average adjusted capital contribution during the period. The distribution rate was increased due to the stabilization of property operations and the attainment of appropriate cash reserve levels.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $96,937 and $56,736 at December 31, 1997 and 1996, respectively. Through December 31, 1997 the Partnership had repurchased and retired 955 limited partnership units for an aggregate cost of $880,412.

     The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of certain investments exceeded the related carrying values by an aggregate of approximately $3,600,000, and the remaining investments had carrying values which exceeded their appraised values by a total of approximately $40,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.

Results of Operations

     Form of Real Estate Investments

     Effective January 1, 1996, the University Business Park joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership. This property was sold during 1997. Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective January 1, 1995, Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. This property was also sold during 1997. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Puente Street investment is also a wholly-owned property. The remaining investment in the portfolio, Columbia Gateway Corporate Park, is structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership.

     Operating Factors

     As previously discussed, the University Business Park was sold on May 28, 1997 and the Partnership recognized a gain of $2,160,404. The property was 100% leased at the time of sale, consistent with December 31, 1996.

     Overall occupancy at the Columbia Gateway Corporate Park was 98% at December 31, 1997, an increase from both 94% at December 31, 1996 and 92% at December 31, 1995. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the partnership and its affiliate will obtain full control over the business of the joint venture. This restructuring will be effective January 1, 1998.

     Occupancy at Puente Street has been 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until April 1999. Litigation involving an existing tenant was settled during the second quarter of 1997. The settlement provided for this tenant to assign its lease to the other existing tenant no later than February 1, 1998. This lease assignment has occurred and the former tenant now sub-leases the space from the latter one. There was no material effect on the Partnership's financial position or results of operations.

     The Waters Landing II property is presently zoned and permitted for the development of 144 apartment units. However, based on studies previously undertaken by the Partnership, the Partnership has no plans at this time to develop this site.

     As previously discussed, the Palms Business Center was sold on October 24, 1997 and the Partnership recognized a gain of $8,016,586. At the time of the sale, the property was 100% leased compared to 98% and 95% at December 31, 1996 and 1995, respectively.

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

     Occupancy at Santa Rita Plaza was 95% at December 31, 1997, a slight decrease from 98% at December 31, 1996 and an increase from 91% at December 31, 1995. Although occupancy is strong, past performance at the Plaza has been affected by tenant delinquencies and turnover due to business failures.

     Investment Results

     Interest on short-term investments and cash equivalents increased in 1997 as compared to 1996 as a result of higher average investment balances due to the temporary investment of proceeds from the sale of both University Business Park in May 1997 and the Palms Business Center in October 1997. Interest on short-term investments and cash equivalents decreased in 1996 as compared to 1995 as a result of lower average investment balances and lower average yields because 1995 average investment balances included the temporary investment of sale proceeds from the C.S. Graham and Lakewood sales in 1994.

          1997 Compared to 1996

     Real estate operations decreased by $506,603 between 1997 and 1996. This decrease is primarily due to lower operating results from both University Business Park and Palms Business Center due to the sale of these assets during 1997. Operating results at Dahlia also decreased due to higher operating expenses in 1997 and the 1996 non-recurring gain on sale of land mentioned in Operating Factors above.

     Exclusive of the proceeds from the settlement of past due tenant receivables at Dahlia in 1996 ($332,000), and the payment of deferred management fees in 1997 ($447,745), cash flow from operations decreased by $915,000 between 1997 and 1996. This decrease is due to the decrease in operating results discussed above, along with an increase in working capital.

          1996 Compared to 1995

     The Managing General Partner determined during the second quarter of 1995 not to develop the Waters Landing II site. Accordingly, the carrying value of this investment was reduced to its estimated fair market value less cost of sale with a $600,000 charge to operations.

     Exclusive of the investment valuation allowance of $600,000 on Waters Landing II discussed above, total real estate operations were $3,542,491 in 1996 and $2,828,940 in 1995. This increase of approximately $714,000 resulted from improved operating results at University Business Park ($461,000) and Palms Business Center III and IV ($281,000). These improvements were primarily attributable to increased rental income due to higher rental rates and occupancies at both properties, as well as a decrease in amortization expense at University Business Park. Operating results at Salinas also improved by $66,000. These increases were partially offset by a decline in net operating income at Puente Street ($74,000) primarily caused by non-recurring revenue recognized in 1995.

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

          1997 Compared to 1996

     The Partnership management fee increased due to an increase in distributable cash flow from operations. General and administrative expenses were remained stable between the two periods.

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

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.

Name                          Position(s) with the Managing General Partner               Age
----                          ---------------------------------------------               ---
Wesley M. Gardiner, Jr.       President, Chief Executive Officer and Director             39
Pamela J. Herbst              Vice President and Director                                 42
J. Grant Monahon              Vice President and Director                                 52
James J. Finnegan             Vice President                                              37
Karin J. Lagerlund            Treasurer and Principal Financial and Accounting Officer    33

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

     Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

     Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

     James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

     Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).


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

The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash distributions to General Partners include amounts distributed after year end with respect to 1997.

                                                                   Amount of
                                                                Compensation and
Receiving Entity                   Type of Compensation           Reimbursement
----------------                   --------------------           -------------
General Partners                   Share of Distributable Cash     $   48,639

AEW Real Estate Advisors, Inc.     Management Fees and                498,050
(formerly known as Copley Real     Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities Corporation Servicing Fees plus out-of-
                                   pocket reimbursements               19,601
                                                                   ----------
                                   TOTAL                           $  566,290
                                                                   ==========


          For the year ended December 31, 1997 the Partnership allocated $122,666 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)  Security Ownership of Management.
     --------------------------------

          The General Partners of the Partnership owned no Units at December 31, 1997.

(c)  Changes in Control.
     ------------------

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

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

          (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1997, the Partnership filed one Current Report on Form 8-K dated October 24, 1997 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the sale of the Palms Business Center III and IV property.

                       New England Pension Properties V;

                       A Real Estate Limited Partnership



                             Financial Statements


                                * * * * * * * *



                               December 31, 1997

                       NEW ENGLAND PENSION PROPERTIES V;
                       --------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------


Report of Independent Accountants

Financial Statements:

     Balance Sheet - December 31, 1997 and 1996

     Statement of Operations - Years ended December 31, 1997, 1996 and 1995

     Statement of Partners' Capital (Deficit) - Years ended December 31, 1997, 1996 and 1995

     Statement of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners

New England Pension Properties V;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operation and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's investments in Santa Rita Plaza, Palms Business Center III and IV, Puente Street and Dahlia for the years ended December 31, 1996 and 1995. Operating income for these investments aggregated $3,667,940 and $2,397,128 for the years ended December 31, 1996 and 1995. We also did not audit the financial statements of the Partnership's investment in University Business Park for the year ended December 31, 1996. Operating income for this investment totaled $732,439 for the year ended December 31, 1996. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park joint venture investee for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $360,214 and $371,986 for the years ended December 31, 1996 and 1995. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for operating income and equity in joint venture income for Santa Rita Plaza, Palms Business Center III and IV, Puente Street and Dahlia for the years ended December 31, 1996 and 1995, for University Business Park for the year ended December 31, 1996, and for Columbia Gateway Corporate Park for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
March 19, 1998

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                         December 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------    -----------
ASSETS

Real estate investments:
  Property, net                                   $ 27,287,367    $ 42,828,754
  Joint ventures                                     4,836,039       4,722,223
                                                  ------------    ------------
                                                    32,123,406      47,550,977

Cash and cash equivalents                            6,303,386       4,706,279
Short-term investments                               4,362,030       7,332,878
                                                  ------------    ------------

                                                  $ 42,788,822    $ 59,590,134
                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    129,158    $    108,026
Accrued management fees                                 48,078          57,064
Deferred management and disposition fees             1,106,292         596,583
                                                  ------------    ------------
Total liabilities                                    1,283,528         761,673
                                                  ------------    ------------

Commitments to fund real estate investments

Partners' capital (deficit):
  Limited partners ($616 and $924 per unit;
   160,000 units authorized, 82,336 and
   82,426 issued and outstanding, respectively)     41,511,957      58,916,206
  General partners                                      (6,663)        (87,745)
                                                  ------------    ------------
Total partners' capital                             41,505,294      58,828,461
                                                  ------------    ------------

                                                  $ 42,788,822    $ 59,590,134
                                                  ============    ============

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                           Year ended December 31,
                                                      ------------------------------------------------------------------
                                                             1997                   1996                      1995
                                                      -----------------      -------------------       ------------------
INVESTMENT ACTIVITY

Property rentals                                      $  5,775,821           $  6,566,057              $  3,400,015
Interest income on loan to ground lessor                   180,821                185,379                    63,455
Property operating expenses                             (1,559,211)            (1,775,678)                 (839,565)
Ground rent expense                                       (390,000)              (390,000)                 (162,500)
Depreciation and amortization                           (1,315,384)            (1,403,481)                 (937,015)
                                                      ------------           ------------              ------------
                                                         2,692,047              3,182,277                 1,524,390

Joint venture earnings                                     343,841                360,214                 1,304,550
Investment valuation allowances                                  -                    -                    (600,000)
                                                      ------------           ------------              ------------
     Total real estate operations                        3,035,888              3,542,491                 2,228,940

Gain on sales of property                               10,176,990                    -                       6,209
                                                      ------------           ------------              ------------

     Total real estate activity                         13,212,878              3,542,491                 2,235,149

Interest on cash equivalents
     and short-term investments                            719,893                604,959                   747,857
                                                      ------------           ------------              ------------

     Total investment activity                          13,932,771              4,147,450                 2,983,006
                                                      ------------           ------------              ------------

PORTFOLIO EXPENSES

Management fee                                             481,045                456,846                   407,217
General and administrative                                 297,806                298,070                   327,074
                                                      ------------           ------------              ------------
                                                           778,851                754,916                   734,291
                                                      ------------           ------------              ------------

NET INCOME                                            $ 13,153,920           $  3,392,534              $  2,248,715
                                                      ============           ============              ============

Net income per weighted average limited
  Partnership unit                                    $     158.07           $      40.72              $      26.96
                                                      ============           ============              ============
 Cash distributions per limited partnership
  unit outstanding for the entire year                $     368.62           $      53.73              $      74.75
                                                      ============           ============              ============

Weighted average number of limited
  partnership units outstanding during the year       $     82,385           $     82,486              $     82,582
                                                      ============           ============              ============

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                            YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                          1997                         1996                           1995
                               ---------------------------   ---------------------------   -------------------------
                                  GENERAL     LIMITED          GENERAL       LIMITED          GENERAL     LIMITED
                                  PARTNERS    PARTNERS         PARTNERS      PARTNERS         PARTNERS    PARTNERS

Balance at beginning of year    $ (87,745)     $58,916,206     $  (76,904)   $ 60,073,461     $(60,383)   $64,086,525

Repurchase of limited
 partnership units                      -          (67,176)             -         (84,104)           -        (64,360)

Cash distributions                (50,457)     (30,359,454)       (44,766)     (4,431,760)     (39,008)    (6,174,932)

Net income                        131,539       13,022,381         33,925       3,358,609       22,487      2,226,228
                                ---------     ------------     ----------    ------------     --------    -----------
Balance at end of year          $  (6,663)    $ 41,511,957     $  (87,745)   $ 58,916,206     $(76,904)   $60,073,461
                                =========     ============     ==========    ============     ========    ===========

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                    --------------------------------------
                                                                        1997          1996         1995
                                                                    ------------   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $13,153,920    $3,392,534   $2,248,715
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                     1,315,384     1,403,481      937,015
    Gain on sales of property                                       (10,176,990)           -        (6,209)
    Investment valuation allowances                                          -             -       600,000
    Increase in deferred lease commissions                             (106,319)     (126,625)     (85,768)
    Equity in joint venture earnings                                   (343,841)     (360,214)  (1,304,550)
    Cash distributions from joint ventures                              228,086       335,500    1,850,619
    Decrease (increase) in investment
      income receivable                                                  19,093       (36,107)      16,323
    Decrease (increase) in property working
      capital                                                          (333,224)      350,402      447,121
    Payment of deferred management fee                                 (447,745)          -       (183,426)
    Increase in operating liabilities                                   179,100       222,999      218,167
                                                                    ------------   -----------  ----------
  Net cash provided by operating activities                           3,487,464     5,181,970    4,738,007
                                                                    ------------   -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Return of capital from joint venture                                        -             -    1,305,765
 Net proceeds from sale of investments                               25,026,889            -         6,209
 Deferred disposition fees                                              790,500            -           -
 Investment in joint ventures                                                -             -      (138,242)
 Investments in property                                               (249,274)     (334,973)    (100,739)
 Loan to ground lessor                                                       -             -    (1,750,000)
 Repayments received on loan to ground lessor                            66,860        61,278           -
 Decrease (increase) in short-term
   investments, net                                                   2,951,755       568,036   (2,967,346)
                                                                    ------------   -----------  ----------
 Net cash provided by (used in)
   investing activities                                              28,586,730       294,341   (3,644,353)
                                                                    ------------   -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                          (30,409,911)   (4,476,526)  (6,213,940)
 Repurchase of limited partnership units                                (67,176)      (84,104)     (64,360)
                                                                    ------------   -----------  ----------
 Net cash used in financing activities                              (30,477,087)   (4,560,630)  (6,278,300)
                                                                    ------------   -----------  ----------
 Net increase (decrease) in cash and cash
  equivalents                                                         1,597,107       915,681   (5,184,646)

 Cash and cash equivalents:
  Beginning of year                                                   4,706,279     3,790,598    8,975,244
                                                                    ------------   -----------  ----------
 End of year                                                        $ 6,303,386     4,706,279   $3,790,598
                                                                    ============   ===========  ==========

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

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and Business
----------------------------------

     General

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987, and acquired the five real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate.

     The Managing General Partner of the Partnership is Fifth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P. was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P.

     At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $96,937 and $56,736 at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, the Partnership had cumulatively repurchased and retired 955 units and 865 units, respectively.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,004 in 1997, $15,740 in 1996, and $20,081 in 1995).
Acquisition fees were based on 2% of gross proceeds from the offering. Disposition fees are limited to the lesser of

3% of the selling price of property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,058,215 and $267,715 at December 31, 1997 and 1996, respectively.

     New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $19,601, $18,733 and $16,774, in 1997, 1996 and 1995, respectively.


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

     Real Estate Joint Ventures

     Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Currently, the Partnership has one joint venture jointly owned by an affiliate of the Partnership which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

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

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997 and 1996, the appraised values of certain investments exceeded their related carrying values by an aggregate of $3,600,000 and $6,900,000, respectively, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $40,000 and $1,100,000, respectively.

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

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest which approximates market value. At December 31, 1997 and 1996, all investments were in commercial paper with less than six months and three months, respectively, remaining to maturity.

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

     Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB Opinion No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.


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

     The following is a summary of cash invested in the Partnership's remaining joint venture, net of returns of capital and excluding acquisition fees:


                                        Original           December 31,
Investment/         Rate of             Ownership      ------------------------
 Location       Return/Interest         Interest          1997          1996
-----------     ---------------         --------       ----------    ----------
Columbia Gateway
Corporate Park
Columbia, MD              10.5%           15.25%       $5,517,497    $5,517,497

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

     Columbia Gateway Corporate Park

     On December 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and an affiliate of Manekin Corporation to construct and operate seven research and development /office buildings, of which six have been constructed to date. The Partnership committed to make a $6,402,000 equity contribution to the joint venture. The Partnership and its affiliate collectively have a 50% ownership interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture effective January 1, 1998. The minimum future rental payments to the venture under non-cancelable operating leases are:
$1,510,900 in 1998; $1,408,027 in 1999; $707,156 in 2000; $602,419 in 2001 and
$475,580 in 2002.

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

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint venture:

                            Assets and Liabilities
                            ----------------------

                                                             December 31,
                                                 -------------------------------------
                                                      1997                    1996
                                                 ------------              -----------
Assets
   Real property, at cost less accumulated
    depreciation of $1,506,022 and $1,852,988,
    respectively                                  $ 15,781,399         $   15,670,283
   Other                                               739,025                321,328
                                                  ------------         --------------
                                                    16,520,424             15,991,611

Liabilities                                            192,816                 43,521
                                                  ------------         --------------

Net assets                                        $ 16,327,608         $   15,948,090
                                                  ============         ==============

                             Result of Operations
                             --------------------

                                                         Year ended December 31,
                                                  ---------------------------------------
                                                     1997          1996           1995
                                                  ---------     ----------     ----------
Revenue

Rental income                                   $ 1,953,704    $ 1,941,458   $ 4,437,415

     Other income                                        20         18,163       146,660
                                                -----------    -----------   -----------
                                                  1,953,724      1,959,621     4,584,075
                                                -----------    -----------   -----------

Expenses
     Operating expenses                             461,780        482,749     1,402,041
     Depreciation and amortization                  364,595        295,841     1,032,349
                                                -----------    -----------   -----------
                                                    826,375        778,590     2,434,390
                                                -----------    -----------   -----------

Net Income                                      $ 1,127,349    $ 1,181,031   $ 2,149,685
                                                ===========    ===========   ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of its various financing arrangements with the joint venture.


Note 4 - Property
-----------------

     Palms Business Center III and IV

     Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. The carrying value at conversion ($10,308,265) was allocated to land, building and improvements and other net operating assets.

     The buildings and improvements (thirteen commercial buildings in Las Vegas, Nevada) were being depreciated over 25 years, beginning January 1, 1995.

     On October 24, 1997, the Partnership sold the Palm Business Center III & IV property for $18,000,000. The Partnership received net proceeds of $17,823,259 and recognized a gain of $8,016,586 ($96.39 per limited partnership unit at December 31, 1997). A disposition fee of $540,000 was accrued but not paid to AEW. On November 25, 1997, the Partnership made a capital distribution of $17,784,576 ($216 per limited partnership unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to AEW of $59,424.

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

     The buildings and improvements (a shopping center in Salinas, California) are being depreciated over 25 years beginning August 1, 1995. The loan to the ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is secured by the ground lessor's interest in the Santa Rita Plaza land.

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

     The buildings and improvements (a warehouse facility in Fontana, California) are being depreciated over 25 years beginning September 1, 1995.

     Puente Street

     Effective June 1, 1991, the Partnership assumed total ownership of this property due to the venture partner's inability to fund its proportionate share of operating deficits. The property includes an industrial building, together with a parking lot and storage area in Brea, California.

     The Managing General Partner determined that the carrying value of this investment exceeded its estimated net realizable value because of the effect of depressed market conditions on rental rates. Accordingly, the carrying value was reduced to its estimated net realizable value by $2,900,000 prior to January 1, 1995.

     The building and improvements are being depreciated over 30 years beginning June 1, 1991.

     In 1995, the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. The Partnership filed an answer denying the allegations presented by the plaintiff. This litigation was settled during the second quarter of 1997. The settlement provided for this tenant to assign its lease to the other existing tenant, 20th Century Plastics, This transfer has occurred and Bridgeport Management Services, Inc. is now sub-leasing the space from 20th Century Plastics.

     University Business Park

     Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. The carrying value of the joint venture investment at conversion ($5,630,581) was allocated to land, building and improvements and other net operating assets.

     The building and improvements (five industrial buildings in Phoenix, Arizona) are being depreciated over 25 years, beginning January 1, 1996.

     The University Business Park property was sold on May 28, 1997. The Partnership received net proceeds of $7,994,130 and recognized a gain of $2,160,404 ($25.96 per limited partnership unit at June 30, 1997). A disposition fee of $250,500 was accrued but not paid to AEW. On June 30, 1997, the Partnership made a capital distribution of $7,579,696 ($92 per limited partnership unit) from the proceeds. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fee to AEW of $388,320.

     Waters Landing II

     In the second quarter of 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($1,491,742) was allocated to land and the investment valuation allowance.

     During the second quarter of 1995, the Managing General Partner determined that it was not in the best interest of the limited partners to develop the Waters Landing II site, which is located in Germantown, Maryland. Accordingly, the carrying value of the joint venture investment was reduced to its estimated net fair market value with the recognition of an investment valuation allowance of $600,000.

     The following is a summary of the Partnership's investments in property (four in 1997 and six in 1996):

                                                                 December 31,
                                                       -------------------------------
                                                            1997              1996
                                                       --------------      -----------
Land                                                   $ 7,445,208        $ 11,475,045
Buildings and improvements                              22,936,747          34,383,256
Accumulated depreciation                                (2,805,296)         (2,797,876)
Impairment provision                                    (3,500,000)         (3,500,000)
Loan to ground lessor                                    1,597,866           1,664,726
Lease commissions and
  other assets, net                                      1,388,391           1,667,594
Accounts receivable                                        515,182             576,334
Accounts payable                                          (290,731)           (640,325)
                                                      ------------        ------------
                                                      $ 27,287,367        $ 42,828,754
                                                      ============        ============

     Tenant leases provide for minimum rents, subject to periodic adjustment. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at all of the Partnership's properties are as follows: $3,060,079 in 1998; $2,775,186 in 1999; $2,606,067 in 2000; $2,206,179 in 2001; $2,062,911 in 2002
and $6,123,085 thereafter.


Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                                 Year ended December 31,
                                                                         --------------------------------------
                                                                              1997          1996       1995
                                                                         -------------   ----------  ----------
Net income per financial statements                                      $ 13,153,920  $ 3,392,534  $ 2,248,715
Timing differences:
  Joint venture earnings                                                       48,147       87,002    1,532,140
  Property rentals                                                            (11,223)     (77,972)  (1,844,941)
  Expenses                                                                   (258,142)     230,364       31,747
  Depreciation and amortization                                               (51,506)     (61,668)     602,925
  Investment valuation allowances                                                   -            -      600,000
  Gain on sale                                                               (614,595)           -            -
                                                                         ------------    ---------  -----------
Taxable income                                                           $ 12,266,601    3,570,260  $ 3,170,586
                                                                         ============    =========  ===========

Note 6 - Partners' Capital
--------------------------

     Allocation of net income from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $952 in 1994, then to $924 in 1995, and further reduced to $616 in 1997, as a result of the return of capital from the sale of four investments. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.


Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 29, 1998 in the aggregate amount of $972,230 ($11.69 per weighted average limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
         SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1997

                                                                                      Initial Cost to
                                                                                      the Partnership
                                                    ----------------------------------------------------------------------------

                                                                                             Lease Comm.
                                                                         Buildings &           & Other           Other Net
Description                                               Land          Improvements        Capital Costs   Assets (Liabilities)
--------------------------------------------------  ----------------------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                          $3,985,498        $8,542,701           $1,273,000               ($619)


Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)        2,195,482         7,783,981              115,493             213,309

Fontana, CA.
 - Dahlia (See Note A)                                  1,367,969         5,471,878              227,625             345,703


Salinas, CA.
 - Santa Rita Plaza (See Note A)                                0         8,056,722              196,574           1,963,363

Germantown, MD
 - Waters Landing II (See Note A)                       2,091,742                 0                    0                   0

Phoeniz, AZ
 - University Business Park                             1,834,355         3,724,297               86,200             (14,271)

                                                      ----------------------------------------------------------------------
Total Wholly-Owned Property                           $11,475,046       $33,579,579           $1,898,892          $2,507,485
                                                      ======================================================================


                                                                                     Costs Subsequent
                                                                                      to Acquisition
                                                 ----------------------------------------------------------------------------------

                                                                                    Write off of
                                                       Buildings    Write off of  Lease Commissions                  Change in
                                                         and           Tenant          & Other       Write down      Other Net
Description                                          Improvements   Improvements     Cap. Costs    of Property  Assets (Liabilities)
-----------------------------------------------  ----------------------------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                          $1,038,078     ($409,228)    ($1,273,000)    ($2,900,000)      $1,168,223


Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)           65,573             0               0               0          (80,044)

Fontana, CA.
 - Dahlia (See Note A)                                      6,727             0               0               0         (294,600)


Salinas, CA.
 - Santa Rita Plaza (See Note A)                          229,868             0               0               0          123,366

Germantown, MD
 - Waters Landing II (See Note A)                               0             0               0        (600,000)               0

Phoeniz, AZ
 - University Business Park                               121,932             0               0               0          139,566
                                                       ----------------------------------------------------------------------------
Wholly-Owned Property                                  $1,462,178     ($409,228)    ($1,273,000)    ($3,500,000)      $1,056,511
                                                       ============================================================================


                                                                                   Balance at end of year
                                                    --------------------------------------------------------------------------------
                                                                                                                      Accumulated
                                                                 Buildings &       Other      Disposal                Depreciation
Description                                             Land    Improvements    Net Assets    of Asset    Total    and Amortization
-------------------------------------------------   --------------------------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                       $3,985,498    $6,271,551    $1,167,604            0 $11,424,653     ($1,764,286)


Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)     2,195,482     7,849,554       248,758  (10,298,786)     (4,992)(1)          $0

Fontana, CA.
 - Dahlia (See Note A)                               1,367,969     5,478,605       278,728           0    7,125,302       ($560,382)


Salinas, CA.
 - Santa Rita Plaza (See Note A)                             0     8,286,590     2,283,303               10,569,893     ($1,032,436)

Germantown, MD
 - Waters Landing II (See Note A)                    1,491,742             0             0                1,491,742              $0

Phoeniz, AZ
 - University Business Park                          1,834,354     3,846,230       211,495  (5,854,206)      37,873 (1)          $0

                                                   ---------------------------------------------------------------------------------
Total Wholly-Owned Property                       $10,875,045   $31,732,530    $4,189,888  (16,152,992) $30,644,471     ($3,357,104)
                                                   =================================================================================


                                                               Date of            Date          Depreciable
Description                                                 Construction        Acquired           Life
-------------------------------------------------           ------------        --------        -----------
Brea, CA.
 - Puente Street (See Note A)                                   1989             6/1/91          30 Years


Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)              Lease-up           3/7/88          25 Years

Fontana, CA.
 - Dahlia (See Note A)                                            1990          9/21/87          25 Years


Salinas, CA.
 - Santa Rita Plaza (See Note A)                                  1990           2/1/89          25 Years

Germantown, MD                                                  To be
 - Waters Landing II (See Note A)                             Constructed       5/26/87           Land

Phoeniz, AZ
 - University Business Park                                       1991          9/30/87          30 Years


Total Wholly-Owned Property

(1)  Represents remaining working capital  at 12/31/97

15.25% interest in Columbia
Gateway Corporate Park                __________ See Note B _______ $4,836,039     N/A         Phase  I - 1990   12/21/87  50 Years
Partnership. Develop and operate
officce/R & D bldgs. in Columbia, MD.                                                          Phase II - Under Construction


                                      ----------------------------------------
         Total Joint Ventures                                       $4,836,039
                                      ========================================

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------
                            NOTE A TO SCHEDULE III

                                        ------------------------------------------------------------------------------------------
                                        Balance          Conversion to       Additions to
                                         as of            Wholly-Owned          Lease             Additions to        Write Down
Description                             12/31/94            Property          Commissions           Property          of Property
-----------------------------------     ------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                         $10,881,546        $         0          ($4,933)             ($426)            $       0

Las Vegas, NV.
- Palms Business Center III and IV                0         10,308,265           90,701             48,665                     0

Fontana, CA
- Dahlia                                          0          7,413,175                0                  0                     0

Salinas, CA
-Santa Rita Plaza                                 0         10,216,659                0             52,500                     0
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property             $10,881,546        $27,938,099          $85,768           $100,739             $       0
                                        =========================================================================================
                                        -----------------------------------------------------------------------------------------
                                                                                                                   12/31/94
                                           Change in                                      Balance                Accumulated
                                        Property Working              Disposal             as of               Depreciation and
DESCRIPTION                                Capital                    of Asset            12/31/95               Amortization
-----------------------------------     ----------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                            $116,300                                      $10,992,487               $1,019,762

Las Vegas, NV.
- Palms Business Center III and IV         (234,273)                                      10,213,358                        0

Fontana, CA
- Dahlia                                    (37,013)                                       7,376,162                        0

Salinas, CA
-Santa Rita Plaza                           152,100                                       10,421,259                        0
                                        ----------------------------------------------------------------------------------------
Total Wholly-Owned Property                 ($2,886)                                     $39,003,266               $1,019,762
                                        ========================================================================================
                                        ----------------------------------------------------------------------------------------
                                             1995                 1995                                      12/31/95
                                          Depreciation        Depreciation                                 Accumulated
                                        and Amortization    and Amortization         Disposal            Depreciation and
Description                                 Expense              Subtotal            of Asset              Amortization
---------------------------------       ----------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                            ($248,175)          $1,267,937                                    $1,267,937

Las Vegas, NV.
- Palms Business Center III and IV         (395,448)           $  395,448                                    $  395,448

Fontana, CA
- Dahlia                                    (42,908)           $   42,908                                    $   42,908

Salinas, CA
-Santa Rita Plaza                          (238,920)           $  238,920                                    $  238,920
                                        ----------------------------------------------------------------------------------------
Total Wholly-Owned Property               ($925,451)           $1,945,213                $        0          $1,945,213
                                        ========================================================================================

                                        ------------------------------------------------------------------------------------------
                                        Balance          Conversion to       Additions to
                                         as of            Wholly-Owned          Lease             Additions to        Write Down
Description                             12/31/95            Property          Commissions           Property          of Property
-----------------------------------     ------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                         $10,992,487        $         0          $58,848            $       0           $       0

Las Vegas, NV.
- Palms Business Center III and IV       10,213,358                  0           18,908               16,908                   0

Fontana, CA
- Dahlia                                  7,376,162                  0            1,860                    0                   0

Salinas, CA
-Santa Rita Plaza                        10,421,259                  0           27,868              253,368                   0

Germantown, MD
- Waters Landing II                               0          1,491,742                0                    0                   0

Phoenix, AZ
-University Business Park                         0          5,630,581           19,141               64,697                   0
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property             $39,003,266        $ 7,122,323         $126,625            $ 334,973           $       0
                                        =========================================================================================
                                        -----------------------------------------------------------------------------------------
                                                                                                                   12/31/95
                                           Change in                                      Balance                Accumulated
                                        Property Working              Disposal             as of               Depreciation and
DESCRIPTION                                Capital                    of Asset            12/31/96               Amortization
-----------------------------------     ----------------------------------------------------------------------------------------
Brea CA,
- Puente Street                         $    42,589                                     $11,093,924                $1,267,937

Las Vegas, NV.
- Palms Business Center III and IV           63,181                                      10,312,355                   395,448

Fontana, CA
- Dahlia                                   (290,044)                                      7,087,978                    42,908

Salinas, CA
-Santa Rita Plaza                          (156,141)                                     10,546,354                   238,920

Germantown, MD
- Waters Landing II                               0                                       1,491,742                         0

Phoenix, AZ
-University Business Park                   (71,265)                                      5,643,154                         0
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property                (411,680)                                    $46,175,507                $1,945,213
                                        =========================================================================================
                                        ----------------------------------------------------------------------------------------
                                             1996                 1996                                      12/31/96
                                          Depreciation        Depreciation                                 Accumulated
                                        and Amortization    and Amortization         Disposal            Depreciation and
Description                                 Expense              Subtotal            of Asset              Amortization
---------------------------------       ----------------------------------------------------------------------------------------
Brea CA,
- Puente Street                             (248,209)         $1,516,146                                     $1,516,146

Las Vegas, NV.
- Palms Business Center III and IV          (346,036)         $  741,484                                     $  741,484

Fontana, CA
- Dahlia                                    (258,685)         $  301,593                                     $  301,593

Salinas, CA
-Santa Rita Plaza                           (365,154)         $  604,074                                     $  604,074

Germantown, MD
- Waters Landing II                                0          $        0                                     $        0

Phoenix, AZ
-University Business Park                   (183,456)         $  183,456                                     $  183,456
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property              ($1,401,540)         $3,346,753             $        0              $3,346,753
                                        =========================================================================================

                                        ------------------------------------------------------------------------------------------
                                        Balance          Conversion to       Additions to         Additions/
                                         as of            Wholly-Owned          Lease            Deletions to         Write Down
Description                            12/31/96            Property          Commissions           Property          of Property
-----------------------------------     ------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                         $11,093,924        $         0          $88,482            $ 261,312           $       0

Las Vegas, NV.
- Palms Business Center III and IV       10,312,355                  0            5,011                    0                   0

Fontana, CA
- Dahlia                                  7,087,978                  0                0                6,727                   0

Salinas, CA
-Santa Rita Plaza                        10,546,354                  0            5,273              (76,000)                  0

Germantown, MD
- Waters Landing II                       1,491,742                  0                0                    0                   0

Phoenix, AZ
-University Business Park                 5,643,154                  0            7,553               57,235                   0
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property             $46,175,507        $         0         $106,319            $ 249,274           $       0
                                        =========================================================================================
                                        -----------------------------------------------------------------------------------------
                                                                                                                   12/31/96
                                           Change in                                      Balance                Accumulated
                                        Property Working              Disposal             as of               Depreciation and
DESCRIPTION                                Capital                    of Asset            12/31/97               Amortization
-----------------------------------     ----------------------------------------------------------------------------------------
Brea CA,
- Puente Street                             ($19,065)                                   $11,424,653                $1,516,146

Las Vegas, NV.
- Palms Business Center III and IV           (23,572)              (10,298,786)              (4,992) (1)              741,484

Fontana, CA
- Dahlia                                      30,597                                      7,125,302                   301,593

Salinas, CA
-Santa Rita Plaza                             94,266                                     10,569,893                   604,074

Germantown, MD
- Waters Landing II                                0                                      1,491,742                         0

Phoenix, AZ
-University Business Park                    184,137                (5,854,206)              37,873  (1)              183,456
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property               $  266,363               (16,152,992)         $30,644,471                $3,346,753
                                        =========================================================================================
                                        ----------------------------------------------------------------------------------------
                                             1997                 1997                                      12/31/97
                                          Depreciation        Depreciation                                 Accumulated
                                        and Amortization    and Amortization         Disposal            Depreciation and
Description                                 Expense              Subtotal            of Asset              Amortization
---------------------------------       ----------------------------------------------------------------------------------------
Brea CA,
- Puente Street                            ($248,140)         $1,764,286                                     $1,764,286

Las Vegas, NV.
- Palms Business Center III and IV          (290,629)         $1,032,113              (1,032,113)                     0

Fontana, CA
- Dahlia                                    (258,789)         $  560,382                                        560,382

Salinas, CA
-Santa Rita Plaza                           (428,362)         $1,032,436                                      1,032,436

Germantown, MD
- Waters Landing II                                0          $        0                                              0

Phoenix, AZ
-University Business Park                    (87,524)         $  270,980                (270,980)                     0
                                        -----------------------------------------------------------------------------------------
Total Wholly-Owned Property              ($1,313,444)         $4,660,197             ($1,303,093)            $3,357,104
                                        =========================================================================================

(1) Represents remaining working capital at 12/31/97

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP
                     ------------------------------------
                            NOTE B TO SCHEDULE III

                                                              BALANCE           CASH            EQUITY IN
                                        PERCENT OF             AS OF       INVESTMENTS IN        INCOME/
            DESCRIPTION                  OWNERSHIP           12/31/94      JOINT VENTURES        (LOSS)
----------------------------------      ----------        --------------   --------------     -----------
         Waters Landing II                  60%           $   2,073,501        $  18,241      $        0

             Dahlia (3)                     60%               7,542,262                0         517,485

      University Business Park              60%               5,802,686          120,001          89,582

  Columbia Gateway Corporate Park         15.25%              4,695,528                0         371,986

Palms Business Center III and IV (1)       100%              10,308,265                0               0

        Santa Rita Plaza (2)                63%              10,357,021                0         325,497

                                                          -------------        ---------      ----------
                                                          $  40,779,263        $ 138,242      $1,304,550
                                                          =============        =========      ==========

(1) Effective January 1, 1995 converted to wholly-owned property.
(2) Effective August 1, 1995 the Joint Venture was restructured into a Limited Partnership.
(3) Effective September 1, 1995 the Joint Venture was restructured into a Limited Partnership.

                                                                   BALANCE              CASH              EQUITY IN
                                                  PERCENT OF        AS OF          INVESTMENTS IN          INCOME/
             DESCRIPTION                          OWNERSHIP       12/31/95         JOINT VENTURES           (LOSS)
--------------------------------------           -----------     -----------       --------------         ----------
   Waters Landing II (2)                               60%       $ 1,491,742             $0                 $      0

  University Business Park (1)                         60%         5,630,581              0                        0

Columbia Gateway Corporate Park                     15.25%         4,699,450              0                  360,214

                                                                 -----------       --------------           --------
                                                                 $11,821,773             $0                 $360,214
                                                                 ===========       ==============           ========

(1) Effective January 1, 1996 converted to wholly-owned property.
(2) Effective April 1, 1996 converted to wholly-owned property.

                                                                  BALANCE                 CASH              EQUITY IN
                                              PERCENT OF           AS OF             INVESTMENTS IN          INCOME/
            DESCRIPTION                        OWNERSHIP         12/31/96            JOINT VENTURES          (LOSS)
-------------------------------------         ----------       ------------         ---------------        -----------
   Columbia Gateway Corporate Park              15.25%          4,722,223                  0                  343,841
                                                               ------------         ---------------        -----------
                                                               $4,722,223                 $0                 $343,841
                                                               ============         ===============        ===========

                                                                CASH
                                      1995 AMORTIZATION      DISTRIBUTED                       CONVERSION TO       BALANCE
                                         OF DEFERRED            FROM         WRITE-DOWN         WHOLLY-OWNED        AS OF
            DESCRIPTION               ACQUISITION FEES      JOINT VENTURE    OF PROPERTY          PROPERTY         12/31/95
------------------------------------  -----------------     -------------   --------------     -------------      ----------
         Waters Landing II                       $0                $0        ($600,000)                  $0       $1,491,742

             Dahlia (3)                      (1,572)         (645,000)               0           (7,413,175)               0

      University Business Park               (4,888)         (376,800)               0                    0        5,630,581

  Columbia Gateway Corporate Park            (2,064)         (366,000)               0                    0        4,699,450

Palms Business Center III and IV (1)              0                 0                0          (10,308,265)               0

        Santa Rita Plaza (2)                 (3,040)         (462,819)               0          (10,216,659)               0

                                      -----------------   -------------   --------------     ---------------    ------------
                                           ($11,564)      ($1,850,619)       ($600,000)        ($27,938,099)     $11,821,773
                                      =================   =============   ==============     ===============    ============

                                      1996 AMORTIZATION     DISTRIBUTED                     CONVERSION TO      BALANCE
                                         OF DEFERRED           FROM           WRITE-DOWN     WHOLLY-OWNED       AS OF
          DESCRIPTION                 ACQUISITION FEES     JOINT VENTURE     OF PROPERTY       PROPERTY       12/31/96
-----------------------------------   -----------------    -------------     -----------    -------------   -----------
     Waters Landing II (2)                      $    0         $      0              $0      ($1,491,742)    $        0

  University Business Park (1)                       0                0               0       (5,630,581)             0

Columbia Gateway Corporate Park                 (1,941)        (335,500)              0                0      4,722,223

                                      -----------------    -------------     -----------    -------------   -----------
                                               ($1,941)       ($335,500)             $0      ($7,122,323)    $4,722,223
                                      =================    =============     ===========    =============   ===========

                                                                CASH
                                      1997 AMORTIZATION       DISTRIBUTED                          CONVERSION TO          BALANCE
                                        OF DEFERRED             FROM           WRITE-DOWN          WHOLLY-OWNED            AS OF
          DESCRIPTION                 ACQUISITION FEES       JOINT VENTURE     OF PROPERTY           PROPERTY             12/31/97
-----------------------------------   -----------------     --------------    -------------      ---------------      ------------
Columbia Gateway Corporate Park            (1,939)            (226,086)                  0                  0           4,838,039
                                       ----------------     --------------    --------------      --------------      -----------
                                          ($1,939)           ($226,086)                 $0                 $0         $ 4,838,039
                                       ================     ==============    ==============      ==============      ===========

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

___________________________________________________________

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

____________________________________________________________

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

10Z.           Property Management Agreement effective as of               *
               May 31, 1991 by and between TAR Partners, a
               California general partnership, and the Registrant.

10AA.          Asset Contribution Agreement by and among Evans             *
               Withycombe Residential, Inc., a Maryland Corporation,
               and Evans Withycombe Residential, L.P., a Delaware
               limited partnership, as Purchasers and Lakewood
               Associates, an Arizona limited Partnership composed of
               Registrant, Copley Pension Properties VI and EW
               Lakewood L.P., as Sellers dated June 9, 1994.

____________________________________________________________

*  Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                Page
Number                             Exhibit                             Number
------                             -------                             ------
10BB.          Purchase and Sale Agreement between Graham Road             *
               Joint Venture and Prentiss Properties Atlanta Industrial
               Properties, L.P., dated June 17, 1994.

10CC.          $1,750,000 note secured by Deed of Trust between            *
               the Partnership, as Lender, and Nielsen Properties, Ltd,
               as Borrower dated August 1, 1995.

10DD.          Third Amendment to Agreement of Lease dated August          *
               1, 1995 by and between Nielsen Properties, Ltd., a
               California limited partnership, R/M Salinas Venture,
               a California general partnership, and R/M Salinas, L.P.,
               a California limited partnership.

10EE.          R/M Salinas L.P. Limited Partnership Agreement dated        *
               August 1, 1995 between Rodde McNellis/Salinas,
               a California general partnership and Registrant.

10FF.          Limited Partnership Agreement of IBG Dahlia Associates      *
               dated September 1, 1995 between Registrant and
               20 Dahlia Partnership, a California limited partnership.

27.            Financial Data Schedule

__________________________________________________________________

*  Previously filed and incorporated herein by reference.

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

                                  NEW ENGLAND PENSION PROPERTIES V;
                                  A REAL ESTATE LIMITED PARTNERSHIP



Date: March 30, 1998              By:   /s/ Wesley M. Gardiner, Jr.
                                        -------------------------------
                                        Wesley M. Gardiner, Jr.
                                        President of the Managing General
                                        Partner
                                        Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                              Date
     ---------                     -----                              ----
                                   President
/s/  Wesley M. Gardiner, Jr.       Chief Executive Officer       March 30, 1998
------------------------------
     Wesley M. Gardiner, Jr.       and Director


                                   Vice President
/s/  Pamela J. Herbst              and Director                  March 30, 1998
------------------------------
     Pamela J. Herbst

                                   Vice President
/s/  J. Grant Monahon              and Director                  March 30, 1998
------------------------------
     J. Grant Monahon


/s/  James J. Finnegan             Vice President                March 30, 1998
------------------------------
     James J. Finnegan

                                   Treasurer and Principal
                                   Financial and
/s/  Karin J. Lagerlund            Accounting Officer            March 30, 1998
------------------------------
     Karin J. Lagerlund