Form 10-Q
period 1998-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 1998-05-13
CIK 806028

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

       For Quarter Ended March 31, 1998  Commission File Number 0-17808


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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]         No  [_]

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                    March 31, 1998  December 31, 1997
                                    --------------  -----------------
ASSETS

Real estate investments:
   Property, net                       $27,109,784        $27,287,367
   Joint venture                         4,843,634          4,836,039
                                       -----------        -----------
                                        31,953,418         32,123,406


Cash and cash equivalents               10,303,446          6,303,386
Short-term investments                           -          4,362,030
                                       -----------        -----------
                                       $42,256,864        $42,788,822
                                       ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    97,971        $   129,158
Accrued management fee                      36,438             48,078
Deferred management and
    disposition fees                     1,142,731          1,106,292
                                       -----------        -----------
Total liabilities                        1,277,140          1,283,528
                                       -----------        -----------

Commitments to fund real estate
  investments

Partners' capital (deficit):
    Limited partners ($616 per
      unit; 160,000 units
      authorized, 82,336
      units issued and outstanding)     40,991,642         41,511,957
    General partners                       (11,918)            (6,663)
                                       -----------        -----------
Total partners' capital                 40,979,724         41,505,294
                                       -----------        -----------

                                       $42,256,864        $42,788,822
                                       ===========        ===========

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                           Quarter Ended March 31,
                                          -------------------------
                                             1998          1997
                                          -----------  ------------
INVESTMENT ACTIVITY

Property rentals                           $ 919,407    $1,631,801
Interest income on loan to
   ground lessor                              36,256        38,568
Property operating expenses                 (256,769)     (436,796)
Ground rent expense                          (97,500)      (97,500)
Depreciation and amortization               (235,425)     (383,470)
                                           ---------    ----------
                                             365,969       752,603

Joint venture earnings                        86,372        85,221
                                           ---------    ----------

   Total real estate operations              452,341       837,824

Interest on cash equivalents
  and short-term investments                 134,876       151,210
                                           ---------    ----------
   Total investment activity                 587,217       989,034
                                           ---------    ----------

PORTFOLIO EXPENSES

Management fee                                72,877       118,904
General and administrative                    67,680        72,289
                                           ---------    ----------
                                             140,557       191,193
                                           ---------    ----------

Net Income                                 $ 446,660    $  797,841
                                           =========    ==========
Net income per weighted average
  limited partnership unit                     $5.37         $9.58
                                           =========    ==========
Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                      $11.69        $13.86
                                           =========    ==========

Weighted average number of limited
  partnership units outstanding during
  the period                                  82,336        82,426
                                           =========    ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                              Quarter Ended March 31,
                    ---------------------------------------------
                            1998                      1997
                          --------                  --------
                     General    Limited       General     Limited
                     Partners  Partners      Partners    Partners
                    --------- -----------   ----------  ----------
Balance at
beginning of
period              $(6,663)  $41,511,957    $(87,745)  $58,916,206


Repurchase of
limited partnership
units                     -             -           -       (29,944)

Cash
distributions        (9,722)     (962,508)    (11,540)   (1,142,424)


Net income            4,467       442,193       7,978       789,863
                    --------- -----------   ----------   ----------


Balance at
end of period      $(11,918)    $40,991,642    $(91,307)  $58,533,701
                   =========    ===========   =========  ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Quarter Ended March 31,
                                             ----------------------------
                                                 1998             1997
                                             -----------  ---------------
Net cash provided by operating activities    $   624,690      $ 1,234,812
                                             -----------      -----------

Cash flows from investing activities:
  Investment in property                         (32,076)         (61,195)
  Decrease in short-term investments, net      4,362,030        3,471,891
  Repayment of loan to ground lessor              17,646           16,173
                                             -----------      -----------
     Net cash provided by
     investing activities                      4,347,600        3,426,869
                                             -----------      -----------

Cash flows from financing activities:
  Distributions to partners                     (972,230)      (1,153,964)
  Repurchase of limited partnership
     units                                             -          (29,944)
                                             -----------      -----------
     Net cash used in financing
     activities                                 (972,230)      (1,183,908)
                                             -----------      -----------

     Net increase in cash and
     cash equivalents                          4,000,060        3,477,773

Cash and cash equivalents:
  Beginning of period                          6,303,386        4,706,279
                                             -----------      -----------

  End of period                              $10,303,446      $ 8,184,052
                                             ===========      ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the five real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $113,131 and $96,937 at March 31, 1998 and December 31, 1997, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained full control over the business of the joint venture effective January 1, 1998.

     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture:


                             Assets and Liabilities
                             ----------------------

                                          March 31, 1998  December 31, 1997
                                          --------------  -----------------
Assets
     Real property, at cost less
         accumulated depreciation
         of $1,570,496 and $1,506,022,
         respectively                        $16,016,779        $15,781,399
     Other                                       705,446            739,025
                                             -----------        -----------
                                              16,722,225         16,520,424

Liabilities                                      368,124            192,816
                                             -----------        -----------

Net Assets                                   $16,354,101        $16,327,608
                                             ===========        ===========

                             Results of Operations
                             ---------------------

                                           Quarter ended March 31,
                                      -----------------------------
                                         1998                1997
                                      -----------         ----------
Revenue
     Rental income                       $471,279           $462,031
                                         --------         ----------
                                          471,279            462,031
                                         --------         ----------

Expenses
     Operating expenses                   123,616            118,144
     Depreciation and amortization         64,475             64,475
                                         --------         ----------
                                          188,091            182,619
                                         --------         ----------

Net income                               $283,188           $279,412
                                         ========         ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.

NOTE 3 - PROPERTY
-----------------
     The following is a summary of the Partnership's four investments in property:

                                       March 31, 1998   December 31, 1997
                                       ---------------  ------------------

     Land                                 $ 7,445,208         $ 7,445,208
     Building and improvements             22,968,823          22,936,747
     Accumulated depreciation              (3,005,871)         (2,805,296)
     Investment valuation allowance        (3,500,000)         (3,500,000)
     Loan to ground lessor                  1,580,220           1,597,866
     Lease commissions and other
         assets, net                        1,405,880           1,388,391
     Accounts receivable                      464,173             515,182
     Accounts payable                        (248,649)           (290,731)
                                          -----------         -----------
                                          $27,109,784         $27,287,367
                                          ===========         ===========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $736,866 ($8.86 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, four of which have been sold: two in 1994 and two in 1997. As a result of the sales, capital of $31,646,076 has been returned to the limited partners through March 31, 1998. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, and then to $616 in 1997.

     At March 31, 1998, the Partnership had $10,303,446 in cash and cash equivalents, of which $736,866 was used for cash distributions to partners on April 29, 1998; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first quarter of 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution. The distribution rate was decreased due to the sale of properties during 1997.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund, which had a balance of $113,131 and $96,937 at March 31, 1998, and December 31, 1997, respectively. Through March 31, 1998, the Partnership repurchased and retired 955 limited partnership units for an aggregate cost of $880,412.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the appraised values of certain investments exceeded their related carrying values by an aggregate of $4,300,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $41,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

     Puente Street, Santa Rita Plaza, Dahlia, and Waters Landing II are wholly-owned properties. Columbia Gateway Corporate Park is structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership.


Operating Factors

     Occupancy at University Business Park was 100% at March 31, 1997. The University Business Park was sold on May 28, 1997, and the Partnership recognized a gain of $2,160,404. The property was 100% leased at the time of sale.

     Overall occupancy at Columbia Gateway Corporate Park increased to 100% during the first quarter of 1998 compared to 95% at March 31, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate have obtained full control over the business of the joint venture. This restructuring was effective January 1, 1998. One lease is due to expire in October, 1998 but an existing tenant has expressed an interest in exercising their right of first refusal and expand into this space upon the lease expiration.

     Occupancy at Puente Street has remained at 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until April 1999. As a result of a settlement of previous litigation, a former tenant of Puente Street assigned its lease to the other existing tenant on February 1, 1998. The former tenant now sub-leases the space from the existing tenant. There was no material effect on the Partnership's financial position or results of operations as a result of this lease assignment. During 1997, negotiations were finalized for a 53,000 square-foot build-to-suit facility to be built on Partnership land for a tenant of an affiliated partnership. A 10-year lease will commence upon completion of the building, which is scheduled for the third quarter of 1998.

     The Waters Landing II property is presently zoned and permitted for the development of 144 apartment units. However, based on studies previously undertaken by the Partnership, the Partnership has no plans at this time to develop this site.

     Occupancy at the Palms Business Center III and IV was 100% at March 31, 1997. The Palms Business Center III and IV was sold on October 24, 1997, and the Partnership recognized a gain of $8,016,586. At the time of sale, the property was 100% leased.

     Occupancy at the Dahlia property remained at 100% during the first quarter of 1998, where it has been since the first quarter of 1994. The lease of a tenant that occupies approximately 30% of the space expires in May 1998. The tenant is not expected to renew and therefore an agreement has been executed allowing for the lease to be terminated by the Partnership any time after February 1, 1998. The marketing process for this space has been initiated.

     Occupancy at Santa Rita Plaza during the first quarter of 1998 was 97%, consistent with March 31, 1997. Although occupancy is strong at this time, two tenants which in total occupy approximately 20% of the space may depart during 1998.


Investment Activity

     Interest on cash equivalents and short-term investments for the first quarter of 1998 decreased 11% compared to the same period of 1997 due to lower investment balances as a result of less cash generated by real estate investments due to the sale of two such investments during 1997.

     Real estate operations decreased $385,483 between the first quarter of 1998 and the comparable quarter of 1997. This decrease is primarily due to the sales of University Business Park and Palms Business Center III and IV during 1997.

     Cash flow from operations decreased by $610,122 between the first quarter of 1998 and 1997. This increase is largely attributable to the decrease in real estate operations, discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between the first quarter of 1997 and 1998 due to a decrease in distributable cash flow. General and administrative expenses decreased 6% between the respective quarters, primarily due to lower appraisal expenses resulting from the sale of two assets during 1997.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 13, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              ------------------------------------------
                                  Wesley M. Gardiner, Jr.
                                  President, Chief Executive Officer and
                                  Director of Managing General Partner,
                                  Fifth Copley Corp.



May 13, 1998
                             /s/ Karin J. Lagerlund
                             -------------------------------------------
                                 Karin J. Lagerlund
                                 Principal Financial and Accounting
                                 Officer of Managing General Partner,
                                 Fifth Copley Corp.