Form 10-Q
period 1998-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 1998-08-12
CIK 806028

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

For Quarter Ended June 30, 1998                   Commission File Number 0-17808


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



    ----------------------------------------------------------------------

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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                     June 30, 1998  December 31, 1997
                                     -------------  -----------------
ASSETS

Real estate investments:
  Property, net                        $27,101,134    $27,287,367
  Joint ventures                         4,838,773      4,836,039
                                       -----------    -----------
                                        31,939,907     32,123,406

Cash and cash equivalents               10,277,706      6,303,386
Short-term investments                           -      4,362,030
                                       -----------    -----------
                                       $42,217,613    $42,788,822
                                       ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    89,017    $   129,158
Accrued management fee                      36,438         48,078
Deferred management and
  disposition fees                       1,179,170      1,106,292
                                       -----------    -----------
Total liabilities                        1,304,625      1,283,528
                                       -----------    -----------

Commitments to fund real estate
  investments

Partners' capital (deficit):
  Limited partners ($616 per
  unit; 160,000 units
  authorized, 82,336
  units issued and outstanding)         40,925,574     41,511,957
  General partners                         (12,586)        (6,663)
                                       -----------    -----------
Total partners' capital                 40,912,988     41,505,294
                                       -----------    -----------
                                       $42,217,613    $42,788,822
                                       ===========    ===========

               (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                         Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                         June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                         -------------   ----------------   -------------   ----------------
INVESTMENT ACTIVITY

Property rentals                            $1,094,393         $2,013,800      $1,766,349         $3,398,150
Interest income on loan to
 ground lessor                                  35,634             71,890          36,509             75,077
Property operating expenses                   (223,951)          (480,720)       (360,346)          (797,142)
Ground rent expense                            (97,500)          (195,000)        (97,500)          (195,000)
Depreciation and amortization                 (237,868)          (473,293)       (378,757)          (762,227)
                                            ----------         ----------      ----------         ----------
                                               570,708            936,677         966,255          1,718,858

Joint venture earnings                         113,062            199,434          89,566            174,787
                                            ----------         ----------      ----------         ----------
 Total real estate operations                  683,770          1,136,111       1,055,821          1,893,645

Gain on sale of wholly-owned property                -                  -       2,160,404          2,160,404
                                            ----------         ----------      ----------         ----------
 Total real estate activity                    683,770          1,136,111       3,216,225          4,054,049

Interest on cash equivalents
 and short-term investments                    133,195            268,071         186,073            337,283
                                            ----------         ----------      ----------         ----------
 Total investment activity                     816,965          1,404,182       3,402,298          4,391,332
                                            ----------         ----------      ----------         ----------
Portfolio Expenses

Management fee                                  72,877            145,754         118,849            237,753
General and administrative                      73,958            141,638          83,578            155,867
                                            ----------         ----------      ----------         ----------
                                               146,835            287,392         202,427            393,620
                                            ----------         ----------      ----------         ----------
Net Income                                  $  670,130         $1,116,790      $3,199,871         $3,997,712
                                            ==========         ==========      ==========         ==========
Net income per weighted average
 limited partnership unit                        $8.06             $13.43          $38.45             $48.03
                                            ==========         ==========      ==========         ==========

Cash distributions per
 limited partnership unit
 outstanding for the entire
 period                                          $8.86             $20.55         $106.44            $120.30
                                            ==========         ==========      ==========         ==========
Weighted average number of limited
 partnership units outstanding
 during the period                              82,336             82,336          82,388             82,407
                                            ==========         ==========      ==========         ==========

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                    Quarter Ended          Six Months Ended         Quarter Ended          Six Months Ended
                    June 30, 1998           June 30, 1998           June 30, 1997           June 30, 1997
                ----------------------  ----------------------  ----------------------  ----------------------
                General     Limited     General     Limited     General     Limited     General     Limited
                Partners    Partners    Partners    Partners    Partners    Partners    Partners    Partners
                --------   -----------  --------   -----------  --------   -----------  --------   -----------
Balance at
beginning of
period          $(11,918)  $40,991,642   $(6,663)  $41,511,957  $(91,307)  $58,533,701  $(87,745)  $58,916,206

Repurchase of
Limited partnership
Units                  -             -         -             -         -             -         -       (29,944)

Cash
distributions     (7,369)     (729,497)  (17,091)   (1,692,005)  (12,023)   (8,769,927)  (23,563)   (9,912,351)

Net income         6,701       663,429    11,168     1,105,622    31,999     3,167,872    39,977     3,957,735
                --------   -----------  --------   -----------  --------   -----------  --------   -----------
Balance at
end of period   $(12,586)  $40,925,574  $(12,586) $(40,925,574) $(71,331)  $52,931,646  $(71,331)  $52,931,646
                ========   ===========  ========   ===========  ========   ===========  ========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                 1998         1997
                                             -----------    -----------

Net cash provided by operating activities    $ 1,630,404    $ 2,431,382
                                             -----------    -----------
Cash flows from investing activities:
  Deferred disposition fees                            -        250,500
  Investment in property                        (344,698)      (124,871)
  Decrease in short-term investments, net      4,362,030      2,292,204
  Repayment of loan to ground lessor              35,680         32,702
  Net proceeds from sale of property                   -      7,743,630
                                             -----------    -----------
     Net cash provided by
     investing activities                      4,053,012     10,194,165
                                             -----------    -----------
Cash flows from financing activities:
  Distributions to partners                   (1,709,096)    (9,935,914)
  Repurchase of limited partnership
     units                                             -        (29,944)
                                             -----------    -----------
     Net cash used in financing
     activities                               (1,709,096)    (9,965,858)
                                             -----------    -----------
     Net increase in cash and
     cash equivalents                          3,974,320      2,659,689

Cash and cash equivalents:
  Beginning of period                          6,303,386      4,706,279
                                             -----------    -----------
  End of period                              $10,277,706    $ 7,365,968
                                             ===========    ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $129,326 and $96,937 at June 30, 1998 and December 31, 1997, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture effective January 1, 1998.

     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture:

                            Assets and Liabilities
                            ----------------------

                                          June 30, 1998  December 31, 1997
                                          -------------  -----------------
Assets

  Real property, at cost less
    accumulated depreciation
    of $1,634,771 and $1,506,022,
    respectively                            $16,029,627        $15,781,399
  Other                                         528,426            739,025
                                            -----------        -----------
                                             16,558,053         16,520,424

Liabilities                                     218,298            192,816
                                            -----------        -----------
Net Assets                                  $16,339,755        $16,327,608
                                            ===========        ===========
                             Results of Operations
                            ----------------------

                                          Six Months Ended June 30,
                                          -------------------------
                                            1998             1997
                                          ----------       --------
Revenue
  Rental income                           $1,028,012       $940,529
                                          ----------       --------
                                           1,028,012        940,529
                                          ----------       --------
Expenses
  Operating expenses                         245,180        238,506
  Depreciation and amortization              128,950        128,950
                                          ----------       --------
                                             374,130        367,456
                                          ----------       --------
Net income                                $  653,882       $573,073
                                          ==========       ========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.

NOTE 3 - PROPERTY
-----------------
The following is a summary of the Partnership's four investments in property:

                                       June 30, 1998   December 31, 1997
                                       --------------  ------------------
     Land                                $ 7,445,208         $ 7,445,208
     Building and improvements            23,281,444          22,936,747
     Accumulated depreciation             (3,208,891)         (2,805,296)
     Investment valuation allowance       (3,500,000)         (3,500,000)
     Loan to ground lessor                 1,562,186           1,597,866
     Lease commissions and other
         assets, net                       1,318,804           1,388,391
     Accounts receivable                     463,235             515,182
     Accounts payable                       (260,852)           (290,731)
                                         -----------         -----------
                                         $27,101,134         $27,287,367
                                         ===========         ===========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $736,866 ($8.86 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, four of which have been sold: two in 1994 and two in 1997. As a result of the sales, capital of $31,646,076 has been returned to the limited partners through June 30, 1998. The adjusted capital contribution was reduced from $1,000 to $952 per unit in 1994, to $924 in 1995, and then to $616 in 1997.

     At June 30, 1998, the Partnership had $10,277,706 in cash and cash equivalents, of which $736,866 was used for cash distributions to partners on July 30, 1998; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first two quarters of 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616. Distributions of cash from operations relating to the first and second quarters of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution of $924. The distribution rate was decreased due to the sale of properties in 1997.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $129,326 and $96,937 at June 30, 1998 and December 31, 1997, respectively. Through June 30, 1998, the Partnership had repurchased and retired 955 limited partnership units for an aggregate cost of $880,412.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the appraised values of certain investments exceeded their related carrying values by an aggregate of $4,100,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $28,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Puente Street, Santa Rita Plaza, Dahlia, and Waters Landing II are wholly-owned properties. Columbia Gateway Corporate Park is structured as a joint venture with an affiliate of the Partnership.

Operating Factors

     The University Business Park was sold on May 28, 1997, and the Partnership recognized a gain of $2,160,404. The property was 100% leased at the time of sale.

     Overall occupancy at Columbia Gateway Corporate Park remained at 100% during the second quarter of 1998, consistent with March 31, 1998 and up from 95% at June 30, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture. This restructuring was effective January 1, 1998. One lease is due to expire in October, 1998, but an existing tenant has expressed an interest in exercising its right of first refusal to expand into this space upon the lease expiration.

     Occupancy at Puente Street has remained at 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until April 1999. As a result of a settlement of previous litigation, a former tenant of Puente Street assigned its lease to the other existing tenant on February 1, 1998. The former tenant sub-leased the space from the existing tenant until June 1, 1998, at which time it vacated the premises. There was no material effect on the Partnership's financial position or results of operations as a result of this lease assignment. During 1997, negotiations were finalized for a 53,000 square-foot build-to-suit facility to be built on Partnership land for a tenant of an affiliated partnership. A 10-year lease will commence upon completion of the building, which is scheduled for the fourth quarter of 1998.

     The Waters Landing II property is presently zoned and permitted for the development of 144 apartment units. However, based on studies previously undertaken by the Partnership, the Partnership has no plans at this time to develop this site.

     Occupancy at the Palms Business Center III and IV was 100% at June 30, 1997. The Palms Business Center III and IV was sold on October 24, 1997, and the Partnership recognized a gain of $8,016,586. At the time of sale, the property was 100% leased.

     Occupancy at the Dahlia property remained at 100% during the second quarter of 1998, where it has been since the first quarter of 1994. The lease of a tenant that occupied approximately 30% of the space expired in May 1998 and has been fully re-leased to two new tenants for 40-month and 72-month leases.

     Occupancy at Santa Rita Plaza during the second quarter of 1998 was 97%, up slightly from 96% at June 30, 1997. Although occupancy is strong at this time, one lease of approximately 5% of the space expires in December, 1998 and the tenant intends to vacate at that time.

Investment Activity

     Interest on cash equivalents and short-term investments for the first six months of 1998 decreased 20% compared to the same period of 1997 due to the temporary investment of proceeds from the sale of University Business Park in 1997 and due to lower investment balances as a result of less cash generated by real estate investments due to the sale of two such investments during 1997.

     Real estate operating activity for the first six months of 1998 was $1,136,111 compared to $1,893,645 for the same period in 1997. This decrease of approximately $758,000 is primarily due to the sales of University Business Park and Palms Business Center III and IV during 1997.

     Cash flow from operations decreased by approximately $801,000 between the first six months of 1997 and 1998. This decrease is largely attributable to the decrease in real estate operations discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between the first six months of 1998 and 1997 due to a decrease in distributable cash flow. General and administrative expenses decreased 9% between the respective six-month periods due primarily to lower accounting fees as a result of price negotiations and lower appraisal expenses resulting from the sale of two assets in 1997.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                and Director of Managing General Partner
                                Fifth Copley Corp.



August 12, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fifth Copley Corp.