Form 10-Q
period 1998-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 1998-11-13
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-17808



                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


          Massachusetts                                    04-2940131
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     225 Franklin Street, 25th Fl.                           02110
        Boston, Massachusetts                              (Zip Code)
(Address of principal executive offices)


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

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)


                                     September 30, 1998  December 31, 1997
                                     ------------------  -----------------
ASSETS
Real estate investments:
   Property, net                            $26,659,178        $27,287,367
   Joint ventures                             4,833,651          4,836,039
                                      -----------------  -----------------
                                             31,492,829         32,123,406

   Property, held for disposition             1,491,742                  -


Cash and cash equivalents                     9,132,454          6,303,386
Short-term investments                                -          4,362,030
                                      -----------------  -----------------
                                            $42,117,025        $42,788,822
                                      =================  =================


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $          99,498  $         129,158
Accrued management fee                          146,165             48,078
Deferred management and
    disposition fees                          1,215,607          1,106,292
                                      -----------------  -----------------
Total liabilities                             1,461,270          1,283,528
                                      -----------------  -----------------

Commitments to fund real estate
  investments

Partners' capital (deficit):
    Limited partners ($616 per
      unit; 160,000 units
      authorized, 82,228
      units issued and outstanding)          40,670,296         41,511,957
    General partners                            (14,541)            (6,663)
                                      -----------------  -----------------
Total partners' capital                      40,655,755         41,505,294
                                      -----------------  -----------------

                                      $      42,117,025  $      42,788,822
                                      =================  =================

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                            September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                            ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                                $1,124,521           $3,138,321           $1,346,888          $ 4,745,038
Interest income on loan to ground lessor            36,007              107,897               37,128              112,205
Property operating expenses                       (268,611)            (749,331)            (337,486)          (1,134,628)
Ground rent expense                                (97,500)            (292,500)             (97,500)            (292,500)
Depreciation and amortization                     (253,160)            (726,453)            (344,768)          (1,106,995)
                                                ----------           ----------           ----------          -----------
                                                   541,257            1,477,934              604,262            2,323,120

Joint venture earnings                             112,801              312,235              126,831              301,618
                                                ----------           ----------           ----------          -----------

   Total real estate operations                    654,058            1,790,169              731,093            2,624,738

Gain on sale of wholly-owned property                    -                    -                   --            2,160,404
                                                ----------           ----------           ----------          -----------

   Total real estate activity                      654,058            1,790,169              731,093            4,785,142

Interest on cash equivalents
  and short term investments                       125,006              393,077              154,741              492,024
                                                ----------           ----------           ----------          -----------
   Total investment activity                       779,064            2,183,246              885,834            5,277,166

Portfolio Expenses

Management fee                                     182,603              328,357              147,138              384,891
General and administrative                          55,052              196,690               80,375              236,242
                                                ----------           ----------           ----------          -----------
                                                   237,655              525,047              227,513              621,133
                                                ----------           ----------           ----------          -----------

Net Income                                      $  541,409           $1,658,199           $  658,321          $ 4,656,033
                                                ==========           ==========           ==========          ===========
Net income per weighted average
  limited partnership  unit                      $    6.51           $    19.94           $     7.91          $     55.94
                                                ==========           ==========           ==========          ===========
Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                        $     8.86           $    29.41           $    14.44          $    134.74
                                                ==========           ==========           ==========          ===========
Weighted average number of limited
  partnership units outstanding during
  the period                                        82,336               82,336               82,388               82,401
                                                ==========           ==========           ==========          ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                       Three Months Ended            Nine Months Ended            Three Months Ended          Nine Months Ended
                       September 30, 1998            September 30, 1998           September 30, 1997          September 30, 1997
                       ------------------            ------------------           ------------------          ------------------
                     General     Limited         General       Limited          General     Limited       General       Limited
                     Partners    Partners        Partners      Partners         Partners    Partners      Partners      Partners
                     --------    --------        --------      --------         --------    --------      --------      --------
Balance at
beginning of
period           $   (12,586)  $40,925,574   $    (6,663)    $41,511,957    $   (71,331)  $52,931,646    $   (87,745)   $58,916,206

Repurchase of
limited
partnership
units                      -       (61,776)            -         (61,776)            --       (37,232)            --        (67,176)


Cash
distributions         (7,369)     (729,497)      (24,460)     (2,421,502)       (12,017)   (1,189,683)       (35,580)   (11,102,034)



Net income             5,414       535,995        16,582       1,641,617          6,583       651,738         46,560      4,609,473
                 -----------   -----------   -----------     -----------    -----------   -----------    -----------    -----------


Balance at
end of period    $   (14,541)  $40,670,296   $   (14,541)    $40,670,296    $   (76,765)  $52,356,469    $   (76,765)   $52,356,469
                 ===========   ===========   ===========     ===========    ===========   ===========    ===========    ===========



          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          Nine Months Ended September 30,
                                          -------------------------------
                                              1998              1997
                                              ----              ----
Net cash provided by operating activities  $ 2,265,496     $  3,070,076
                                           -----------     ------------
Cash flows from investing activities:
  Deferred disposition fees                          -          250,500
  Investment in property                    (1,280,615)        (251,791)
  Decrease in short-term investments, net    4,297,813        3,727,102
  Repayment of loan to ground lessor            54,112           49,595
  Net proceeds from sale of property                 -        7,743,630
                                           -----------     ------------
     Net cash provided by
     investing activities                    3,071,310       11,519,036
                                           -----------     ------------
Cash flows from financing activities:
  Distributions to partners                 (2,445,962)     (11,137,614)
  Repurchase of limited partnership
     units                                     (61,776)         (67,176)
                                           -----------     ------------
     Net cash used in financing
     activities                             (2,507,738)     (11,204,790)
                                           -----------     ------------
     Net increase in cash and
     cash equivalents                        2,829,068        3,384,322

Cash and cash equivalents:
  Beginning of period                        6,303,386        4,706,279
                                           -----------     ------------

  End of period                            $ 9,132,454     $  8,090,601
                                           ===========     ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the five real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $108,129 and $96,937 at September 30, 1998 and December 31, 1997, respectively.


NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture effective January 1, 1998.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture:


                            Assets and Liabilities
                            ----------------------

                                                September 30, 1998      December 31, 1997
                                                ------------------      -----------------
Assets
  Real property, at cost less accumulated
   depreciation of $1,699,447 and $1,506,022,
    respectively                                     $15,965,152           $15,781,399
     Other                                               705,968               739,025
                                                     -----------           -----------
                                                      16,671,120            16,520,424
Liabilities                                              346,567               192,816
                                                     -----------           -----------
Net Assets                                           $16,324,553           $16,327,608
                                                     ===========           ===========
                             Results of Operations


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                          1998             1997
                                                          ----             ----
Revenue
  Rental income                                      $ 1,569,287           $ 1,531,337
                                                     -----------           -----------
Expenses
     Operating expenses                                  352,141               349,001
     Depreciation and amortization                       193,425               193,425
                                                     -----------           -----------
                                                         545,566               542,426
                                                     -----------           -----------
Net income                                           $ 1,023,721           $   988,911
                                                     ===========           ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - PROPERTY
-----------------

     In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the second quarter of 1999. This investment has been classified as Property Held for Disposition at September 30, 1998.


     The following is a summary of the Partnership's four investments in property:

                                 September 30, 1998   December 31, 1997
                                 -------------------  ------------------

Land                                 $ 5,353,466         $ 7,445,208
Building and improvements             24,217,362          22,936,747
Accumulated depreciation              (3,425,304)         (2,805,296)
Investment valuation allowance        (2,900,000)         (3,500,000)
Loan to ground lessor                  1,543,754           1,597,866
Lease commissions and other
    assets, net                        1,531,940           1,388,391
Accounts receivable                      610,406             515,182
Accounts payable                        (272,446)           (290,731)
Property, held for disposition         1,491,742                   -
                                     -----------         -----------
                                     $28,150,920         $27,287,367
                                     ===========         ===========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $736,866 ($8.86 per limited partnership unit.) The Partnership also made an additional distribution of operating cash reserves in the aggregate amount of $1,109,457 ($13.34 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, four of which have been sold: two in 1994 and two in 1997. As a result of the sales, capital of $31,646,076 has been returned to the limited partners through September 30, 1998. The adjusted capital contribution was reduced from $1,000 to $952 per unit in 1994, to $924 in 1995, and then to $616 in 1997.

     At September 30, 1998, the Partnership had $9,132,454 in cash and cash equivalents, of which $1,846,323 was used for cash distributions to partners on October 29, 1998; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The October distribution includes a special distribution of operating reserves of $1,109,457. Distributions of cash from operations relating to the first three quarters of 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616. Distributions of cash from operations relating to the first and second quarters of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution of $924. Operating distributions related to the third quarter of 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution of $832. The distribution rate was decreased in 1998 due to the sale of properties in 1997. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $108,129 and $96,937 at September 30, 1998 and December 31, 1997, respectively. Through September 30, 1998, the Partnership had repurchased and retired 1,063 limited partnership units for an aggregate cost of $942,188.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised values of certain investments exceeded their related carrying values by an aggregate of $3,850,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $60,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

          The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

          The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


  . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

  . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

  . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.


     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

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

     Overall occupancy at Columbia Gateway Corporate Park remained at 100% during the third quarter of 1998, consistent with June 30, 1998 and up slightly from 99% at September 30, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture. This restructuring was effective January 1, 1998. One lease is due to expire in October, 1998, but an existing tenant has expressed an interest in exercising its right of first refusal to expand into this space upon the lease expiration.

     Occupancy at Puente Street has remained at 100% since the first quarter of 1994. Operations are stable and no leases are due to expire until April 1999. As a result of a settlement of previous litigation, a former tenant of Puente Street assigned its lease to the other existing tenant on February 1, 1998. The former tenant sub-leased the space from the existing tenant until June 1, 1998, at which time it vacated the premises. There was no material effect on the Partnership's financial position or results of operations as a result of this lease assignment. During 1997, negotiations were finalized for a 53,000 square-foot build-to-suit facility to be built on Partnership land. A 10-year lease will commence upon completion of the building, which is scheduled for the fourth quarter of 1998.

     In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the second quarter of 1999.

     Occupancy at the Palms Business Center III and IV was 100% at June 30, 1997. The Palms Business Center III and IV was sold on October 24, 1997, and the Partnership recognized a gain of $8,016,586. At the time of sale, the property was 100% leased.

     Occupancy at the Dahlia property remained at 100% during the third quarter of 1998, where it has been since the first quarter of 1994. The lease of a tenant that occupied approximately 30% of the space expired in May 1998 and has been fully re-leased to two new tenants for 40-month and 72-month leases.

     Occupancy at Santa Rita Plaza during the third quarter of 1998 was 97%, consistent with June 30, 1998 and September 30, 1997. Although occupancy is strong at this time, one lease of approximately 5% of the space expires in December, 1998 and the tenant intends to vacate at that time. This space is being actively marketed for re-lease.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Investment Activity

     Interest on cash equivalents and short-term investments for the three and nine-month periods ended September 30, 1998 decreased approximately $30,000 and $99,000, respectively, as compared to the corresponding periods of 1997. This was primarily due to lower investment balances as a result of 1) less cash generated by real estate investments due to the sales of the University Business Park and Palms Business Center III & IV investments during 1997 and 2) the distribution of previously invested proceeds from the sale of University Business Park.

     Real estate operating activity for the three months ended September 30, 1998 was $654,058 compared to $731,093 for the same period in 1997. Real estate operations were $1,790,169 and $2,624,738 for the nine months ended September 30, 1998 and 1997, respectively. The decreases of approximately $77,000 and $835,000 between the respective three and nine-month periods are primarily due to the sales of University Business Park and Palms Business Center III and IV during 1997, partially offset by an increase in operating results at Dahlia due to a settlement of approximately $153,000 received in June 1998 from a former tenant.

     Cash flow from operations decreased by approximately $805,000 between the first nine months of 1997 and 1998. This decrease is largely attributable to the decrease in real estate operations as discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased $56,534 for the nine months ended September 30, 1998 as compared to the prior-year period due to the decrease in overall distributable cash flow. Partially offsetting this decrease was the fee associated with a special operating distribution in October of 1998 as discussed above, which accounts for the increase of $35,465 between the respective three-month periods of 1998 and 1997.

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and investor servicing agent fees. These expenses decreased by approximately $25,000 and $40,000 between the first three and nine months of 1997 and 1998, respectively, primarily due to decreases in investor mailing costs and legal fees.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                  J. Christopher Meyer III
                                  President, Chief Executive Officer
                                  and Director of Managing General Partner,
                                  Fifth Copley Corp.



November 13, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                  Karin J. Lagerlund
                                  Principal Financial and Accounting
                                  Officer of Managing General Partner,
                                  Fifth Copley Corp.