Form 10-K405
period 1998-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 1999-03-25
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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
                                                     Yes  X            No
                                                         ----              ----
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


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

                                     PART I


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

         At December 31, 1998, the Partnership owned the five real property investments described in A., B., D., E., and F. below. Two investments were sold in 1994 and two investments were sold in 1997 (see C. & G. below). Sales proceeds were distributed in the amount of $48 per Unit in 1994, $28 per Unit in 1995, and $308 per Unit in 1997, after the Partnership made certain strategic decisions on projects yet to be developed. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

         The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

        A.     Land in Germantown, Maryland ("Waters Landing II").
               --------------------------------------------------

         On May 26, 1987, the Partnership acquired a 60% interest in a joint venture with Waters Landing Two - Oxford Limited Partnership ("Oxford"). As of April 1, 1996, the Partnership had contributed $1,403,112 to the capital of the joint venture out of a maximum commitment of $4,682,400. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10.5% per annum. Prior to December 1, 1994, such monthly preferred return was permitted to accrue to the extent that the joint venture did not have sufficient cash to pay it. The joint venture agreement also entitles the Partnership to receive 60% of all remaining cash flow from operations and 60% of net sale and refinancing proceeds following the return of the Partnership's equity. The Partnership also committed to make a loan of up to $3,121,600 to Oxford for investment in the venture of which $935,408 had been funded as of April 1, 1996. Interest only on the loan was payable monthly at the rate of 10.5% per annum. The loan was due upon the sale of the joint venture's assets or the sale of Oxford's interest in the joint venture. Oxford was required to apply any cash flow received from operations of the joint venture to interest payments on the loan and to apply proceeds of financings or sales received from the joint venture to payments of the interest on and principal of the loan. The loan was secured by Oxford's interest in the joint venture. Effective April 1, 1996, Oxford's ownership interest was transferred and assigned to the Partnership and an affiliate.

         The joint venture owns approximately 8.5 acres of land in Germantown, Maryland and originally intended to construct a 144-unit apartment complex thereon. Development had been postponed due to the excess supply of apartment units in the Germantown area. During 1995, after receiving a number of feasibility studies of alternative development proposals for the site, the Managing General Partner determined development would not yield a sufficient return to justify the investment risk. In early November, 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the second quarter of 1999.

         B.     Warehouse Building in Fontana, California ("Dahlia").
                ----------------------------------------------------

         On September 21, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of Investment Building Group. As of December 31, 1998, the Partnership had contributed $7,081,593 to the capital of the joint venture out of a maximum commitment of $7,250,000. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 60% of the remaining cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity. On September 1, 1995, the joint venture was converted into a limited partnership with the Partnership as the general partner and the affiliate of Investment Building Group as the limited partner.

         The limited partnership owns approximately 12.9 acres of land in Fontana, California and has completed construction thereon of a one-story warehouse building containing approximately 278,220 square feet of space. As of December 31, 1998, the building was 100% leased.

         C.     Office/Warehouse Buildings in Phoenix, Arizona
                -----------------------------------------------
                ("University Business Park").
                ----------------------------

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

         D.     Office/Research and Development Buildings in Columbia,
                ------------------------------------------------------
                Maryland ("Columbia Gateway Corporate Park").
                --------------------------------------------

         On December 21, 1987, the Partnership acquired a 33% interest in a joint venture formed with New England Life Pension Properties IV; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate"), which had a 17% interest, and M.O.R. Gateway 51 Associates Limited Partnership.

         As of April 20, 1989, the joint venture agreement was amended and restated to reflect a decrease in the Partnership's interest in the joint venture to 15.25% and an increase in the Affiliate's interest in the joint venture to 34.75%. In addition, the amended and restated joint venture agreement increased the Affiliate's maximum obligation to contribute capital to the joint venture and reallocated the capital contributed to the joint venture by the Partnership and the Affiliate. As of December 31, 1998, the Partnership had contributed $6,181,690 to the capital of the joint venture out of a maximum commitment of $6,402,000.

         The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 15.25% of cash flow following payment of the preferred return and 15.25% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity. Ownership of the joint venture has been restructured whereby the Partnership and the Affiliate obtained full control over the business of the joint venture effective January 1, 1998.

         The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed in 1992 and included the construction of four, one-story office and research and development buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which a 46,000 square-foot building was constructed and leased to a single tenant for a lease term of ten years. As of December 31, 1998 the property was 100% leased.

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

         The Partnership owns approximately 16.75 acres of land in Brea, California and has completed renovation of an existing building thereon containing 181,200 square feet. Construction of an approximately 37,320 square foot addition was completed during the first quarter of 1989. During the last quarter of 1998, a 53,000 square-foot build-to-suit facility was completed on Partnership land. A 10-year lease for this facility commenced in November 1998. As of December 31, 1998, the other existing building was also 100% leased to two tenants.

         On December 8, 1995, the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. On January 17, 1996, the Partnership filed an answer denying the allegations presented by the plaintiff. A settlement was reached with Bridgeport Management, resulting in its agreement to transfer its leasehold interest to 20th Century Plastics, the other tenant, no later than February 1, 1998. Bridgeport Management then sub-leased the space from 20th Century Plastics until June 1, 1998, at which time it vacated the premises.

         F.     Shopping Center in Salinas, California ("Santa Rita
                ---------------------------------------------------
                Plaza").
                -------

         On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum contribution from $9,500,000 to $11,350,000, of which $6,500,000 is characterized as Senior Capital and $4,850,000 is characterized as Junior Capital. As of December 31, 1998, the Partnership had contributed $11,211,380 to the capital of the joint venture. The joint venture agreement entitles the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital is due and payable ten years after the date of the Partnership's first investment of Senior Capital. The joint venture agreement also entitles the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment will accrue and bear interest at the rate of 10.5% per annum, if sufficient cash is not available therefor. At such time as the aggregate of accrued junior priority return payments total $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments will thereafter be paid currently; provided, however, that the $1,000,000 threshold will be increased by each dollar of Junior Capital which the Partnership elects not to contribute to fund its return. The Junior Capital will be due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The joint venture agreement also entitles the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

         The limited partnership has a leasehold interest in approximately 10.56 acres of land in Salinas, California (the "Land") and has completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease has a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum is payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, is also payable. As of December 31, 1998, the buildings were 98% leased.

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

         G.     Office/Retail/Industrial Buildings in Las Vegas, Nevada
                -------------------------------------------------------
                ("Palms Business Center III and IV").
                ------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------------
                       Estimated   Number of
                         1998       Tenants                                  Annual
                        Annual       with                    Square Feet    Contract
                        Realty    10% or More   Name(s) of      of Each       Rent         Lease      Renewal    Line of Business
  Property               Taxes      of GLA      Tenant(s)       Tenant     Per Square    Expiration   Options  of Principal Tenants
                                                                             Foot
-----------------------------------------------------------------------------------------------------------------------------------
Office/R&D Bldgs in
 Columbia, MD           $211,966     4         Wiltel              27,480     $13.19      12/2007    Two for   Telecommunications
                                                                                                      5 Years
                                               Columbia
                                               National            45,951      $11.07      8/2004    Two for   Home Mortgages
                                               EVI, Inc.           38,225      $12.01      2/2006     5 Years  Environmental/Testing
                                                                                                     One for
                                                                                                      5 Years

                                               Avnet               21,991      $ 9.97     10/1999    One for   Telecommunications
                                                                                                      5 Years
Land in Germantown, MD  $ 18,191    N/A        N/A                   N/A         N/A       N/A         N/A     N/A
Warehouse Bldg. in
 Fontana, CA            $ 84,960     3         M.W. Kasch         157,460      $ 3.54      5/2003    One for   Distribution
                                                                                                      5 Years
                                               Controlled
                                                Warehouse          35,000      $ 3.78     10/2001      None   Distribution

                                               General Garden
                                                and Pet            86,100      $ 3.05      6/2004    One for
                                                                                                      5 Years  Distribution
Industrial Bldg. in
 Brea, CA                                      20th Century
                                                 Plastics (two
                        $117,540     2           leases)           218,520     $ 3.73     4/1999 and Two for   Plastics Manuf./
                                                                                           3/2004     5 Years   Assembler
                                               Nature's Best        52,750     $ 5.04     12/2008    Two for   Health Food
                                                                                                      5 Years    Distributor
Shopping Ctr in
 Salinas, CA            $137,569     2         Food Maxx            51,008     $ 7.30      8/2010    Three for Supermarket
                                                                                                      5 Years
                                               Ross Dress for
                                                Less                17,068     $11.03      1/2001    Three for Apparel Retailer
                                                                                                      5 Years
----------------------------------------------------------------------------------------------------------------------------------

         The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------------------------
               Property                  Gross Leasable   Year-End      Rental     Net Effective
                                              Area        Occupancy    Revenue         Rent
                                                                      Recognized    ($/sf/yr)*
--------------------------------------------------------------------------------------------------
Office/ R&D Buildings in Columbia, MD
                 1994                       188,649          92%     $1,496,175       $ 9.61
                 1995                       188,649          92%     $1,870,329       $10.78
                 1996                       188,649          94%     $1,959,621       $11.23
                 1997                       188,649          98%     $1,953,724       $10.70
                 1998                       188,649         100%     $2,328,501       $12.34

Land in Germantown, MD
                 1994                         N/A            N/A           N/A          N/A
                 1995                         N/A            N/A           N/A          N/A
                 1996                         N/A            N/A           N/A          N/A
                 1997                         N/A            N/A           N/A          N/A
                 1998                         N/A            N/A           N/A          N/A

Warehouse Building in Fontana, CA
                 1994                       278,220         100%      $990,796        $ 3.77
                 1995                       278,220         100%     $1,001,121       $ 3.60
                 1996                       278,220         100%     $1,019,558       $ 3.66
                 1997                       278,220         100%     $1,012,957       $ 3.66
                 1998                       278,220         100%     $1,196,456       $ 4.30

Industrial Building in Brea, CA
                 1994                       218,520         100%       $882,870       $ 4.75
                 1995                       218,520         100%       $949,389       $ 4.34
                 1996                       218,520         100%       $930,938       $ 4.26
                 1997                       218,520         100%       $946,719       $ 4.33
                 1998**                     271,520         100%      $1,211,235      $ 4.46

Shopping Center in Salinas, CA
                 1994                       125,247          90%      $1,874,676      $16.45
                 1995                       125,247          91%      $1,657,425      $14.31
                 1996                       125,247          98%      $1,718,737      $14.56
                 1997                       125,247          95%      $1,759,594      $14.60
                 1998                       125,247          98%      $1,818,936      $14.97

--------------------------------------------------------------------------------------------------

Note: N/A for commercial properties indicates property was not constructed as of this date.

* Net Effective Rent calculation is based on average occupancy during the respective years.

**  Rental revenue from the new building is annualized.

         Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1998:


--------------------------------------------------------------------------------------------------
                                            TENANT AGING REPORT
--------------------------------------------------------------------------------------------------

   Property                               # of Lease      Total          Total      Percentage of
                                         Expirations   Square Feet  Annual Contract  Gross Annual
                                                                         Rent          Rental*
-------------------------------------------------------------------------------------------------

Office/R&D Buildings in Columbia, MD
     1999                                   2            32,570        $387,685          15%
     2000                                   1            14,825        $180,611           8%
     2001                                   0                 0              $0           0%
     2002                                   2            14,787        $214,003          10%
     2003                                   0                 0              $0           0%
     2004                                   2            60,932        $711,192          31%
     2005                                   0                 0              $0           0%
     2006                                   1            38,225        $459,023          20%
     2007                                   1            27,480        $362,598          16%
     2008                                   0                 0              $0           0%

Land in Germantown, MD
     1999                                 N/A               N/A             N/A          N/A
     2000                                 N/A               N/A             N/A          N/A
     2001                                 N/A               N/A             N/A          N/A
     2002                                 N/A               N/A             N/A          N/A
     2003                                 N/A               N/A             N/A          N/A
     2004                                 N/A               N/A             N/A          N/A
     2005                                 N/A               N/A             N/A          N/A
     2006                                 N/A               N/A             N/A          N/A
     2007                                 N/A               N/A             N/A          N/A
     2008                                 N/A               N/A             N/A          N/A

Warehouse Building in Fontana, CA
     1999                                   0                 0              $0           0%
     2000                                   0                 0              $0           0%
     2001                                   1            35,000        $132,300          13%
     2002                                   0                 0              $0           0%
     2003                                   1           157,460        $610,236          59%
     2004                                   1            86,100        $291,600          28%
     2005                                   0                 0               0           0%
     2006                                   0                 0              $0           0%
     2007                                   0                 0              $0           0%
     2008                                   0                 0              $0           0%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Industrial Building in Brea, CA
     1999                                   1           65,944         $245,316          22%
     2000                                   0                0               $0          0%
     2001                                   0                0               $0          0%
     2002                                   0                0               $0          0%
     2003                                   0                0               $0          0%
     2004                                   1          152,576         $570,984          53%
     2005                                   0                0               $0          0%
     2006                                   0                0               $0          0%
     2007                                   0                0               $0          0%
     2008                                   1           52,750         $267,120          25%

Shopping Center in Salinas, CA
     1999                                   4            5,150          $80,301          5%
     2000                                   7           18,513         $440,140          27%
     2001                                   8           35,148         $565,283          34%
     2002                                   0                0               $0          0%
     2003                                   2            4,322          $78,792          5%
     2004                                   0                0               $0          0%
     2005                                   0                0               $0          0%
     2006                                   0                0               $0          0%
     2007                                   0                0               $0          0%
     2008                                   0                0               $0          0%
-------------------------------------------------------------------------------------------------

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

         The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

-----------------------------------------------------------------------------------------------------------------------------

                                                                 Rate of                           Life       Accumulated
         Entity / Property                 Tax Basis          Depreciation          Method       in years    Depreciation

-----------------------------------------------------------------------------------------------------------------------------

Office/Research and Development
Buildings,
Columbia, MD
-------------------------------------
Land Improvements                           $    94,022             N/A           150% DB            15        $   40,586
Land Improvements                             3,955,863            2.56%               SL            39           147,059
Building  & Improvements                      7,829,962            3.18%               SL          31.5         2,152,425
                                            -----------                                                        ----------
Total Depreciable Assets                     11,879,847                                                         2,340,070

Warehouse Building, Fontana, CA
-------------------------------------
Building & Improvements                       5,333,698            2.50%               SL            40         1,109,294
                                            -----------                                                        ----------
Total Depreciable Assets                      5,333,698                                                         1,109,294

Industrial Building, Brea, CA
-------------------------------------
Building & Improvements                       7,976,123            3.18%               SL          31.5         2,567,957
Building Improvements                         2,695,217            2.56%               SL            39           107,868
                                            -----------                                                        ----------
Total Depreciable Assets                     10,671,340                                                         2,675,825

Land, Germantown, MD
-------------------------------------
No Depreciable Property                              0             0.00%                                               0
                                                     --                                                                -
Total Depreciable Assets                              0                                                                 0


Shopping Center, Salinas, CA
-------------------------------------
Building  & Improvements                        305,868             2.5%               SL            40            20,168
Building  & Improvements                      9,157,310            3.18%               SL          31.5         2,263,222
                                            -----------                                                        ----------
Total Depreciable Assets                      9,463,178                                                         2,283,390

Total Depreciable Assets                    $37,348,063                                                        $8,408,579
                                            -----------                                                        ----------

-----------------------------------------------------------------------------------------------------------------------------

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

Industrial Buildings in Brea, California
----------------------------------------

The property is located within the North Orange County industrial market. The North Orange County market, which represents 43% of the Orange County market, includes 2,492 industrial buildings totaling approximately 104 million square feet. New industrial supply in the Orange County market totaled approximately
3.9 million square feet, up from 3.7 million square feet at year-end 1997. Demand for industrial space increased approximately 2.7% during 1998, compared to a 6.7% increase in 1997. Year-end 1998 industrial vacancy increased to 7.2% from 6.5% at year-end 1997. Brea continues to be a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County.

Shopping Center in Salinas, California
--------------------------------------

The city of Salinas has a population of approximately 120,000 people. Due to the fact that most of the city's growth is occurring in north Salinas, the north end of the city is the focus of most major retailers. Santa Rita Plaza is in the heart of the Salinas retail core, however, it must compete for tenants with power centers such as the Northridge Mall (1.2 million square feet), the Harden Ranch Plaza (680,000 square feet) and the recently constructed Westridge Center (652,000 square feet).

Office/Research and Development Buildings in Columbia, Maryland
---------------------------------------------------------------

The property is located within the Howard County R&D submarket. Employment in Howard County increased approximately 6.9% over 1997. Due to the limited availability of space in the marketplace, tenants are moving from Washington, DC to the Baltimore suburbs in search of space that will accommodate their future growth needs. The Columbia flex submarket contains approximately seven million square feet of space and had 4.9% vacancy at year-end 1998. Approximately 110,000 square feet of new R&D product came on the Columbia market during the year. Rents for the Columbia flex market ranged between $9.50 and $11.00 per square foot during 1998.

Warehouse Building in Fontana, California
-----------------------------------------

The property is located within the Inland Empire metropolitan industrial market, which consists of approximately 21.8 million square feet of space. Riverside's economy continues to expand, as part of the area's strength has been derived from population migration out of Los Angeles and Orange Counties. During 1998, employment expanded approximately 4%, and for the first time since 1990 the jobless rate dipped below 6%. Year-end 1998 industrial vacancy was 7.8%, a slight increase from 7.5% at year-end 1997.

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

         As of December 31, 1998, there were 12,281 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $4,0156,393. Cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $30,179,538, including $25,364,272 of returned capital from the proceeds of property sales.

         Cash distributions exceeded net income in 1998 and, therefore, resulted in a reduction of partners' capital. Operating cash distributions exceeded net cash provided by operating activities. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data
         -----------------------



                         For Year             For Year             For Year         For Year            For Year
                         Ended or             Ended or             Ended or         Ended or            Ended or
                           as of                as of                as of            as of               as of
                         12/31/98            12/31/97(1)           12/31/96        12/31/95(2)         12/31/94(3)
                      -------------        -------------         -------------    -------------       -------------

Revenues              $  5,174,753            $17,197,366         $ 7,716,609      $ 5,522,086         $ 6,096,743

Net Income            $  2,175,480            $13,153,920         $ 3,392,534      $ 2,248,715         $ 3,375,406

Net Income
per Weighted
Average
Limited
Partnership
Unit                  $    26.17              $    158.07         $     40.72      $     26.96         $     40.42

Total Assets          $40,737,607             $42,788,822         $59,590,134      $60,535,231         $64,530,075

Total Cash
Distributions
per Limited
Partnership
Unit outstanding
for the entire
period, including
amounts distributed
after year end with
respect to
such year             $    48.78              $  366.45           $     55.44      $     77.36         $     87.44


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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Liquidity and Capital Resources
-------------------------------

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

          As a result of the sales, capital of $31,646,076 has been returned to the limited partners through December 31, 1998. The adjusted capital contribution was reduced to $952 from $1,000 per Unit in 1994, then to $924 in July 1995, then to $616 in 1997. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to the advisor ($447,745 in 1997, $183,426 in 1995 and $1,259,988 in 1994).

         At December 31, 1998, the Partnership had $7,220,155 in cash and cash equivalents, of which $735,899 was used for cash distributions to partners on January 28, 1999; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Quarterly distributions of cash from operations relating to 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616. A special distribution from operating reserves of $1,109,457 was also made in 1998. Quarterly distributions of cash from operations relating to 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution of $924 for the first and second quarter, of $832 for the third quarter, and on the weighted average adjusted contribution of $748 for the fourth quarter.

         The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $124,302 and $96,937 at December 31, 1998 and 1997, respectively. Through December 31, 1998 the Partnership had repurchased and retired 1,063 limited partnership units for an aggregate cost of $942,188.

         The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised value of certain investments exceeded the related carrying values by an aggregate of approximately $4,306,000, and the remaining investments had carrying values which exceeded their appraised values by a total of approximately $235,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Year 2000 Readiness Disclosure
------------------------------

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

   . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.


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

         The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by AEW Capital Management and the property managers.


Results of Operations
---------------------

         Form of Real Estate Investments

         Effective January 1, 1996, the University Business Park joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership. This property was sold during 1997. Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. This property was also sold during 1997. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Puente Street investment is also a wholly-owned property. The remaining investment in the portfolio, Columbia Gateway Corporate Park, which was originally structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership, has been restructured whereby the Partnership and the affiliate of the Partnership obtained full control over the business of joint venture effective January 1, 1998.

         Operating Factors

         As mentioned above, the University Business Park was sold on May 28, 1997 and the Partnership recognized a gain of $2,160,404. The property was 100% leased at the time of sale, consistent with December 31, 1996.

         Overall occupancy at the Columbia Gateway Corporate Park was 100% at December 31, 1998, an increase from both 98% at December 31, 1997 and 94% at December 31, 1996. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained additional control over the business of the joint venture. This restructuring was effective January 1, 1998. Three leases totalling 41,451 square feet or approximately 22% of the space expire during 1999. One tenant that currently occupies 8,781 square feet of this space has signed a letter of intent to extend its lease for another three years and one tenant that currently occupies 21,991 square feet of this space has exercised its renewal option to lease for another five years.

         Occupancy at Puente Street has been 100% since the first quarter of 1994. Operations will increase due to the completion of a 53,000 square-foot build-to-suit facility during the fourth quarter of 1998 on Partnership land. A 10-year lease for this facility commenced in November, 1998. The other lease at Puente Street is not due to expire until March, 2004. As a result of a settlement of previous litigation, a former tenant of Puente Street assigned its lease to the other existing tenant at the time on February 1, 1998. The former tenant sub-leased the space from the existing tenant until June 1, 1998, at which time it vacated the premises. There was no material effect on the Partnership's financial position or results of operations as a result of this lease assignment.

         In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the second quarter of 1999.

         As mentioned above, the Palms Business Center was sold on October 24, 1997 and the Partnership recognized a gain of $8,016,586. At the time of the sale, the property was 100% leased compared to 98% at December 31, 1996.

         Occupancy at the Dahlia property has been 100% since the first quarter of 1994. The lease of a tenant that had occupied approximately 30% of the space expired in May, 1998 and has been fully re-leased to two new tenants for 40-month and 72-month leases. The Partnership had previously received an interest in land located in Arizona as a rent settlement from a former tenant. During the first quarter of 1996, upon liquidation of this interest in land, the Partnership received cash of approximately $332,000.

     Occupancy at Santa Rita Plaza was 98% at December 31, 1998, an increase from 95% at December 31, 1997 and consistent with 98% at December 31, 1996. Although occupancy is strong at this time, leases for another 12% of the space will expire during 1999. Renewals for these leases are being actively pursued at this time.

         Investment Results
         ------------------

         Interest on short-term investments and cash equivalents decreased by approximately $231,000 in 1998 as compared to 1997 as a result of lower average investment balances due to the distribution of the sales proceeds from University Business Park and the Palms Business Center that were received in May 1997 and October 1997, respectively. Interest on short-term investments and cash equivalents increased by approximately $115,000 in 1997 as compared to 1996 as a result of higher average investment balances due to the temporary investment of proceeds from these 1997 sales.

                  1998 Compared to 1997

         Real estate operations decreased overall by approximately $692,000 between 1998 and 1997. This decrease is due to the fact that there are no 1998 operating results from both University Business Park and the Palms Business Center because they were sold during 1997. 1997 operating results included approximately $317,000 and $789,000 of partial-year operations from University Business Parks and Palms Business Center. These decreases were offset by increases in operating results during 1998 at all four operating investments of the portfolio. Operations at Puente Street increased by approximately $113,000 as a result of a new lease at the property that commenced in early November, coupled with lower litigation expenses and lower parking lot repairs. Operating results at the Dahlia property increased by approximately $186,000, due primarily to the receipt of $175,000 (including interest) from a bankrupt tenant. Operating results at the Columbia Gateway Corporate Park increased by approximately $97,000 due to higher occupancy, higher tenant reimbursements (due to a 1997 adjustment), an increase in straight-line rental income as a result of a new lease at the property, and also due to the 1997 abandonment of tenant improvements. Operating results at Santa Rita Plaza also increased slightly by approximately $66,000, primarily due to higher occupancy and late charges at the property, off set by lower interest income and higher depreciation expense.

         Cash flow from operations decreased by approximately $560,000 between 1998 and 1997. This decrease is primarily due to the decrease in operating results discussed above.

                  1997 Compared to 1996

         Real estate operations decreased by $506,603 between 1997 and 1996. This decrease is primarily due to lower operating results from both University Business Park and Palms Business Center due to the sale of these assets during 1997 (partial year operations in 1997 versus full year operations in 1998). Operating results at Dahlia also decreased due to higher operating expenses in 1997 and the 1996 non-recurring gain on sale of land mentioned in Operating Factors above.

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

                  1998 Compared to 1997

         The Partnership management fee decreased due to a decrease in distributable cash flow from operations as a result of the sale of two assets in 1997. General and administrative expenses decreased by approximately $43,000 or 14%, primarily due to lower legal expenses and lower out-of-pocket expenses (expenses incurred due to special investor letters and mailings).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1998.


Name                        Position(s) with the Managing General Partner                 Age
----                        ---------------------------------------------                 ---

J. Christopher Meyer, III   President, Chief Executive Officer and Director               51
Pamela J. Herbst            Vice President and Director                                   43
J. Grant Monahon            Vice President and Director                                   53
James J. Finnegan           Vice President                                                38
Karin J. Lagerlund          Treasurer and Principal Financial and Accounting Officer      34


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

         (d) Family Relationships.
             --------------------

                  None.

         (e) Business Experience.
             -------------------

         The Managing General Partner was incorporated in Massachusetts on October 23, 1986. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

         J. Christopher Meyer, III. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and an MBA from the Wharton School of the University of Pennsylvania.

         Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW the predecessor of Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

         Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998. Cash distributions to General Partners include amounts distributed after year end with respect to 1998.


                                                                    Amount of
                                                                Compensation and
Receiving Entity                    Type of Compensation          Reimbursement
----------------                    --------------------        -----------------

General Partners                    Share of Distributable Cash   $   40,560

AEW Real Estate Advisors, Inc.      Management Fees and              418,138
(formerly known as Copley Real      Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities Corporation  Servicing Fees plus out-of-
                                    pocket reimbursements             20,852
                                                                  ----------
                                    TOTAL                         $  479,550
                                                                  ==========


         For the year ended December 31, 1998 the Partnership allocated $23,701 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a) Security Ownership of Certain Beneficial Owners

               No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

               Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.

               The General Partners of the Partnership owned no Units at December 31, 1998.

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


                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.

                 (a) The following documents are filed as part of this report:

                       (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statements Index No. 2 are filed as part of this Annual Report.

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

                 (b) Reports on Form 8-K.  None

                      New England Pension Properties V;

                      A Real Estate Limited Partnership





                             Financial Statements


                                * * * * * * * *







                               December 31, 1998

                        NEW ENGLAND PENSION PROPERTIES V;
                        ---------------------------------
                        A REAL ESTATE LIMITED PARTNERSHIP
                        ---------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------






Report of Independent Accountants

Financial Statements:

         Balance Sheets - December 31, 1998 and 1997

         Statements of Operations - Years ended December 31, 1998, 1997 and 1996

         Statements of Partners' Capital (Deficit) - Years ended December 31,
                1998, 1997 and 1996

         Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

         Notes to Financial Statements

Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998, 1997 and 1996

                       Report of Independent Accountants
                       ---------------------------------


To the Partners

New England Pension Properties V;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operation and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Santa Rita Plaza, Palms Business Center III and IV, Puente Street, University Business Park and Dahlia, wholly-owned properties, for the year ended December 31, 1996 which statements reflect aggregated operating income of $4,400,379. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park joint venture investee for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $360,214 for the year ended December 31, 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for operating income for Santa Rita Plaza, Palms Business Center III and IV, Puente Street, University Business Park, and Dahlia for the year ended December 31, 1996, and equity in joint venture income for Columbia Gateway Corporate Park for the year ended December 31, 1996 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996 provide a reasonable basis for the opinion expressed above.






/s/ PricewaterhouseCoopers LLP
------------------------------
Boston, Massachusetts
March 9, 1999

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                              December 31,
                                               -------------------------------------------
                                                     1998                       1997
                                               ----------------          -----------------
Assets

Real estate investments:
  Property, net                                $    27,181,777           $     27,287,367
  Joint ventures                                     4,843,933                  4,836,039
                                               ---------------           ----------------
                                                    32,025,710                 32,123,406

Property held for disposition, net                   1,491,742                          -

Cash and cash equivalents                            7,220,155                  6,303,386
Short-term investments                                       -                  4,362,030
                                               ---------------           ----------------

                                               $    40,737,607           $     42,788,822
                                               ===============           ================


Liabilities and Partners' Capital

Accounts payable                               $       122,505           $        129,158
Accrued management fees                                 36,391                     48,078
Deferred management and disposition fees             1,251,998                  1,106,292
                                               ---------------           ----------------
Total liabilities                                    1,410,894                  1,283,528
                                               ---------------           ----------------

Commitments to fund real estate investments

Partners' capital (deficit):
  Limited partners ($616 per unit;
    160,000 units authorized, 82,228 and
    82,336 issued and outstanding, respectively)      39,354,545                 41,511,957
  General partners                                       (27,832)                    (6,663)
                                                 ---------------           ----------------
Total partners' capital                               39,326,713                 41,505,294
                                                 ---------------           ----------------

                                                 $    40,737,607           $     42,788,822
                                                 ===============           ================

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS


                                                                         Year ended December 31,
                                                    -----------------------------------------------------------------
                                                                 1998                  1997                      1996
                                                    ------------------    ------------------       -------------------
Investment Activity

Property rentals                                    $    4,103,360        $    5,775,821            $    6,566,057
Interest income on loan to ground lessor                   142,492               180,821                   185,379
Property operating expenses                               (949,126)           (1,559,211)               (1,775,678)
Ground rent expense                                       (390,000)             (390,000)                 (390,000)
Depreciation and amortization                           (1,003,722)           (1,315,384)               (1,403,481)
                                                    ---------------       --------------            ---------------
                                                         1,903,004             2,692,047                 3,182,277

Equity in joint venture earnings                           440,440               343,841                   360,214
                                                    --------------        --------------            --------------
   Total real estate operations                          2,343,444             3,035,888                 3,542,491

Gain on sales of property                                        -            10,176,990                    -
                                                    --------------        --------------            ------------------

   Total real estate activity                            2,343,444            13,212,878                 3,542,491

Interest on cash equivalents
     and short-term investments                            488,461               719,893                   604,959

   Total investment activity                             2,831,905            13,932,771                 4,147,450
                                                    --------------        --------------            --------------

Portfolio Expenses

Management fee                                             401,138               481,045                   456,846
General and administrative                                 255,287               297,806                   298,070
                                                    --------------        --------------            --------------
                                                           656,425               778,851                   754,916
                                                    --------------        --------------            --------------

Net Income                                          $    2,175,480        $   13,153,920            $    3,392,534
                                                    ==============        ==============            ==============


Net income per weighted average limited
   partnership unit                                 $        26.17        $       158.07            $        40.72
                                                    ==============        ==============            ==============


Cash distributions per limited partnership
   unit outstanding for the entire year             $        51.61        $       368.62            $        53.73
                                                    ==============        ==============            ==============


Weighted average number of limited
   partnership units outstanding during
   the year                                                 82,309                82,385                    82,486
                                                    ==============        ==============            ==============



               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                  Year ended December 31,
                              --------------------------------------------------------------------------------------------
                                          1998                             1997                            1996
                              -----------------------------   -------------------------------  ---------------------------
                               General      Limited               General      Limited              General     Limited
                               Partners     Partners              Partners     Partners            Partners     Partners

Balance at beginning of year   $   (6,663)  $    41,511,957   $      (87,745) $    58,916,206  $   (76,904) $   60,073,461

Repurchase of limited
  partnership units                     -           (61,776)               -          (67,176)        -            (84,104)

Cash distributions                (42,924)       (4,249,361)         (50,457)     (30,359,454)     (44,766)     (4,431,760)

Net income                         21,755         2,153,725          131,539       13,022,381       33,925       3,358,609
                               ----------   ---------------   --------------       ----------  -----------  --------------

Balance at end of year         $  (27,832)  $    39,354,545   $       (6,663) $    41,511,957  $   (87,745) $   58,916,206
                               ==========   ===============   ==============  ===============  ============ ==============


               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                            ---------------------------------------------------------------
                                                                   1998                  1997                  1996
                                                            -----------------     -------------------   -------------------

Cash flows from operating activities:
  Net income                                                $      2,175,480       $       13,153,920    $        3,392,534

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                1,003,722                1,315,384             1,403,481
      Gain on sales of property                                            -              (10,176,990)                 -
      Increase in deferred lease commissions                        (224,692)                (106,319)             (126,625)
      Equity in joint venture earnings                              (440,440)                (343,841)             (360,214)
      Cash distributions from joint
        ventures                                                     430,606                  228,086               335,500
      Decrease (increase) in investment
        income receivable                                             64,217                   19,093               (36,107)
      Decrease (increase) in property
        working capital                                             (208,803)                (333,224)              350,402
      Payment of deferred management fee                                   -                 (447,745)                 -
      Increase in operating liabilities                              127,366                  179,100               222,999
                                                            ----------------       ------------------    ------------------
    Net cash provided by operating
      activities                                                   2,927,456                3,487,464             5,181,970
                                                            ----------------       ------------------    ------------------

Cash flows from investing activities:
  Net proceeds from sale of investments                                    -              25,026,889                  -

  Deferred disposition fees                                                -                 790,500                  -
  Investments in property                                         (2,027,390)               (249,274)              (334,973)
  Repayments received on loan to ground lessor                        72,951                   66,860                61,278
  Decrease in short-term
    investments, net                                               4,297,813                2,951,755               568,036
                                                            ----------------       ------------------    ------------------
  Net cash provided by investing activities                        2,343,374               28,586,730               294,341
                                                            ----------------       ------------------    ------------------

Cash flows from financing activities:
  Distributions to partners                                       (4,292,285)             (30,409,911)           (4,476,526)
  Repurchase of limited partnership units                            (61,776)                 (67,176)              (84,104)
                                                            ----------------       ------------------    -------------------
  Net cash used in financing activities                           (4,354,061)             (30,477,087)           (4,560,630)
                                                            ----------------       -------------------   -------------------

  Net increase in cash and cash
    equivalents                                                      916,769                1,597,107               915,681

Cash and cash equivalents:
  Beginning of year                                                6,303,386                4,706,279             3,790,598
                                                            ----------------       ------------------    ------------------

  End of year                                               $      7,220,155       $        6,303,386    $        4,706,279
                                                            ================       ==================    ==================

Supplemental Disclosure of non-cash transactions:

Two of the Partnership's joint venture investments were converted to wholly-owned properties in 1996. The carrying value of these investments at their respective conversion dates totaled $7,122,323.

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

         General
         -------

         New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987 and acquired the five real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate.

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

         At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

         The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $124,302 and $96,937 at December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Partnership had cumulatively repurchased and retired 1,063 units and 955 units, respectively.

         Management
         ----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1998, $17,004 in 1997, and $15,740 in 1996).
Acquisition
fees were based on 2% of gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,058,215 at both December 31, 1998 and 1997, respectively.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $20,852, $19,601 and $18,733, in 1998, 1997 and 1996, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         Accounting Estimates
         --------------------

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

         Real Estate Joint Ventures
         --------------------------

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

         Property
         --------

         Property includes land and buildings and improvements, which are stated at cost, less accumulated depreciation, and other operating net assets (liabilities). The initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.


         Capitalized Costs, Depreciation, and Amortization
         -------------------------------------------------

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

         Realizability of  Real Estate Investments
         -----------------------------------------

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

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1998 and 1997, the appraised values of certain investments exceeded their related carrying values by an aggregate of approximately $4,306,000 and $3,600,000, respectively, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of approximately $235,000 and $40,000, respectively.

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

         Cash Equivalents and Short-Term Investments
         -------------------------------------------

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest which approximates market value. At December 31, 1997, all short-term investments were in commercial paper with less than six months remaining to maturity.

         Deferred Disposition Fees
         -------------------------

         As discussed in Note 1, disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus a stipulated return thereon.

         Income Taxes
         ------------

         A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

         Per Unit Computations
         ---------------------

         Net income per unit is computed based on the weighted average number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

         Segment Data
         ------------

         Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.


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

         The following is a summary of cash invested in the Partnership's remaining joint venture, net of returns of capital and excluding acquisition fees:

                         Original                        December 31,
  Investment/            Rate of         Ownership --------------------------
   Location           Return/Interest    Interest      1998          1997
--------------       -----------------  ---------- ------------  ------------

Columbia Gateway
 Corporate Park
  Columbia, MD             10.5%          15.25%    $5,517,497    $5,517,497


         Waters Landing II
         -----------------

         On May 26, 1987, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to acquire land and develop an apartment complex.

         The Waters Landing II joint venture was restructured, and the investment is being accounted for as a wholly-owned property effective April 1, 1996. (See Note 4.)

         University Business Park
         ------------------------

         On September 30, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Hewson Company. Effective January 1, 1996, the joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. (See Note 4.)

         Columbia Gateway Corporate Park
         -------------------------------

         On December 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and an affiliate of Manekin Corporation to construct and operate seven research and development /office buildings, of which six have been constructed to date. The Partnership committed to make a $6,402,000 equity contribution to the joint venture. The Partnership and its affiliate collectively had a 50% ownership interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained additional control over the business of the joint venture effective January 1, 1998. The minimum future rental payments to the venture under non-cancelable operating leases are: $1,524,603 in 1999; $827,454 in 2000; $726,557 in 2001; $736,016 in
2002 and $745,758 in 2003.

Summarized Financial Information
--------------------------------

         The following summarized financial information is presented in the aggregate for Columbia Gateway Corporate Park joint venture :

                            Assets and Liabilities
                            ----------------------

                                                                      December 31,
                                                             -----------------------------
                                                                  1998            1997
                                                             --------------  -------------
Assets
     Real property, at cost less
       accumulated depreciation of
       $1,829,627 and $1,506,022,
       respectively                                            $ 15,881,624   $ 15,781,399
     Other                                                          742,813        739,025
                                                               ------------   ------------
                                                                 16,624,437     16,520,424

Liabilities                                                         264,579        192,816
                                                               ------------   ------------

Net assets                                                     $ 16,359,858   $ 16,327,608
                                                               ============   ============


                              Result of Operations
                              --------------------

                                                    Year ended December 31,
                                     ------------------------------------------------------
                                            1998               1997                   1996
                                           ------             ------                 ------
Revenue
      Rental income                 $       2,312,692   $     1,953,704      $       1,941,458
       Other income                            15,809                20                 18,163
                                    -----------------   ---------------      -----------------
                                            2,328,501         1,953,724              1,959,621
                                    -----------------   ---------------      -----------------

Expenses
       Operating expenses                     560,829           461,780                482,749
       Depreciation and amortization          323,605           364,595                295,841
                                    -----------------   ---------------      -----------------
                                              884,434           826,375                778,590
                                    -----------------   ---------------      -----------------

Net Income                          $       1,444,067   $     1,127,349      $       1,181,031
                                    =================   ===============      =================



         Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of its various financing arrangements with the joint venture.


NOTE 4 - PROPERTY
-----------------

        Palms Business Center III and IV
        --------------------------------

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

        Santa Rita Plaza
        ----------------

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

        Dahlia
        ------

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

        Puente Street
        -------------

        Effective June 1, 1991, the Partnership assumed total ownership of this property due to the venture partner's inability to fund its proportionate share of operating deficits. The property originally included an industrial building, together with a parking lot and storage area in Brea, California. During the fourth quarter of 1998, a 53,000 square-foot build-to-suit facility was completed on Partnership land.

         The Managing General Partner determined that the carrying value of the original investment exceeded its estimated net realizable value because of the effect of depressed market conditions on rental rates. Accordingly, the carrying value was reduced to its estimated net realizable value by $2,900,000 prior to January 1, 1995.

         The original building and improvements are being depreciated over 30 years beginning June 1, 1991. The depreciation of the new building is also over a 30-year period, commencing during the fourth quarter of 1998.

         In 1995, the Partnership was named as a defendant in a complaint filed in the Superior Court of the State of California for the County of Orange by an existing tenant, Bridgeport Management Services, Inc. alleging breach of lease. The Partnership filed an answer denying the allegations presented by the plaintiff. This litigation was settled during the second quarter of 1997. The settlement provided for this tenant to assign its lease to the other existing tenant, 20th Century Plastics. This transfer has occurred and Bridgeport Management Services, Inc. is now sub-leasing the space from 20th Century Plastics.

         University Business Park
         ------------------------

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

         Waters Landing II
         -----------------

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


         The following is a summary of the Partnership's four investments in property:

                                                      December 31,
                                           -----------------------------------
                                                 1998               1997
                                           ---------------    ----------------

         Land                              $     5,953,466   $       7,445,208
         Buildings and improvements             24,964,136          22,936,747
         Accumulated depreciation               (3,664,791)         (2,805,296)
         Impairment provision                   (3,500,000)         (3,500,000)
         Loan to ground lessor                   1,524,916           1,597,866
         Lease commissions and
             other assets, net                   1,576,883           1,388,391
         Accounts receivable                       551,538             515,182
         Accounts payable                         (224,371)           (290,731)
         Property held for disposition           1,491,742                   -
                                           ---------------    ----------------
                                           $    28,673,519   $      27,287,367
                                           ===============   =================

         Tenant leases provide for minimum rents, subject to periodic adjustment. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at all of the Partnership's properties are as follows:
$3,340,099 in 1999; $3,179,588 in 2000; $2,714,784 in 2001; $2,412,203 in 2002;
$2,070,795 in 2003 and $4,840,237 thereafter.

NOTE 5 - INCOME TAXES
---------------------

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                             Year ended December 31,
                                       ---------------------------------------------------------
                                             1998                 1997                1996
                                       ----------------    -----------------   -----------------

Net income per financial statements    $       2,175,480   $      13,153,920   $      3,392,534
Timing differences:
  Joint venture earnings                          77,713              48,147             87,002
  Property rentals                                34,398             (11,223)           (77,972)
  Expenses                                       147,427            (258,142)           230,364
  Depreciation and amortization                  (64,957)            (51,506)           (61,668)

  Investment valuation allowances                      -                   -                  -
  Gain on sale                                         -            (614,595)                 -
                                       -----------------   ------------------  ----------------

Taxable income                         $       2,370,061   $      12,266,601     $    3,570,260
                                       =================   =================     ==============



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

NOTE 7 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $735,899 ($8.86 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1998

                                                                        Initial Cost to
                                                                        the Partnership
                                                   -------------------------------------------------------------------
                                                                                 Lease Comm.
                                                                   Buildings &     & Other            Other Net
Description                                          Land         Improvements   Capital Costs    Assets (Liabilities)
-------------------------------------------------  -------------------------------------------------------------------

Brea, CA.
 - Puente Street (See Note A)                      $3,985,498      $8,542,701     $1,273,000            ($619)

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)    2,195,482       7,783,981        115,493          213,309

Fontana, CA.
 - Dahlia (See Note A)                              1,367,969       5,471,878        227,625          345,703

Salinas, CA.
 - Santa Rita Plaza (See Note A)                            0       8,056,722        196,574        1,963,363

Germantown, MD
 - Waters Landing II (See Note A)                   2,091,742               0              0                0

Phoeniz, AZ
 - University Business Park                         1,834,355        3,724,297        86,200          (14,271)
                                                 ============================================================
Total Wholly-Owned Property                       $11,475,046      $33,579,579    $1,898,892       $2,507,485
                                                 ============================================================

15.25% interest in Columbia
Gateway Corporate Park
                                                 ------------------------------------------------------------

Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.

                                                 ------------------------------------------------------------
         Total Joint Ventures
                                                 ------------------------------------------------------------

                                                                                 Costs Subsequent
                                                                                  to Acquisition
                                                  ----------------------------------------------------------------------------------


                                                                               Write off of
                                                  Buildings    Write off of  Lease Commissions                       Change in
                                                     and          Tenant          & Other       Write down           Other Net

Description                                      Improvements  Improvements      Cap. Costs     of Property     Assets (Liabilities)

------------------------------------------------ -----------------------------------------------------------------------------------

Brea, CA.
 - Puente Street (See Note A)                     $2,709,518     ($409,228)     ($1,273,000)   ($2,900,000)        $1,244,996

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)      65,573             0                0              0            (75,052)

Fontana, CA.

 - Dahlia (See Note A)                               194,540             0                0              0            (75,501)

Salinas, CA.
 - Santa Rita Plaza (See Note A)                     398,005             0                0              0            209,571

Germantown, MD
 - Waters Landing II (See Note A)                          0             0                0       (600,000)                 0

Phoeniz, AZ
 - University Business Park                          121,932             0                0              0            113,041

                                                  ==================================================================================

Total Wholly-Owned Property                       $3,489,568     ($409,228)     ($1,273,000)   ($3,500,000)        $1,417,055
                                                  ==================================================================================


15.25% interest in Columbia
Gateway Corporate Park                                                           See Note B
                                                  -------------------------------------------------------
Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.
                                                  -------------------------------------------------------

         Total Joint Ventures
                                                  -------------------------------------------------------

                                                                               Balance at end of year
                                                   ---------------------------------------------------------------------------------

                                                                                                                      Accumulated

                                                               Buildings &       Other      Disposal                  Depreciation

Description                                            Land    Improvements   Net Assets    of Asset    Total       and Amortization

-------------------------------------------------- ---------------------------------------------------------------------------------

Brea, CA.
 - Puente Street (See Note A)                       $3,985,498  $7,942,991  $1,244,377           $0      $13,172,866   $(2,031,636)

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)     2,195,482   7,849,554     253,750  (10,298,786)               0             0

Fontana, CA.
 - Dahlia (See Note A)                               1,367,969   5,666,418     497,827            0        7,532,214      (851,415)

Salinas, CA.
 - Santa Rita Plaza (See Note A)                             0   8,454,727   2,369,508            0       10,824,235    (1,475,835)

Germantown, MD
 - Waters Landing II (See Note A)                    1,491,742           0           0            0        1,491,742             0

Phoeniz, AZ
 - University Business Park                          1,834,354   3,846,230     184,970   (5,854,206)          11,348(1)          0
                                                    ================================================================================

Total Wholly-Owned Property                         $10,875,04  $33,759,920 $4,550,432 ($16,152,992)     $33,032,405   $(4,358,886)
                                                    ================================================================================

15.25% interest in Columbia
Gateway Corporate Park                                                                                    $4,843,933      N/A
                                                    --------------------------------------------------------------------------------

Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.

                                                    --------------------------------------------------------------------------------

         Total Joint Ventures                                                                             $4,843,933
                                                    --------------------------------------------------------------------------------


                                                         Date of         Date         Depreciable
Description                                           Construction     Acquired          Life
---------------------------------------------------  -------------  --------------  --------------
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

Fontana, CA.
 - Dahlia (See Note A)                                    1990       9/21/87            25 Years

Salinas, CA.
 - Santa Rita Plaza (See Note A)                          1990        2/1/89            25 Years

Germantown, MD                                          To be
 - Waters Landing II (See Note A)                    Constructed     5/26/87              Land

Phoeniz, AZ
 - University Business Park                               1991       9/30/87            30 Years

Total Wholly-Owned Property



15.25% interest in Columbia
Gateway Corporate Park                          Phase I - 1990      12/21/87            50 Years

Partnership. Develop and operate                Phase II - Under Construction
office/R & D bldgs. in Columbia, MD.

         Total Joint Ventures

(1)  Represents remaining working capital  at 12/31/98

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------------------------------------------
NOTE   A TO SCHEDULE III

                                        Balance    Conversion to Additions to  Additons/                   Change in
                                        as of      Wholly-Owned     Lease     Deletions to Write Down  Property Working  Disposal
Description                            12/31/95      Property    Commissions    Property   of Property      Capital      of Asset
-------------------------------------- ----------- ------------- ------------ ------------ ----------- ---------------- ----------
Brea, CA.
 - Puente Street                       $10,992,487            $0  $58,848              $0          $0        $42,589           $0

Las Vegas, NV.
 - Palms Business Center III and IV     10,213,358             0   18,908          16,908           0         63,181            0

Fontana, CA.
 - Dahlia                                7,376,162             0    1,860               0           0       (290,044)           0

Salinas, CA.
 - Santa Rita Plaza                     10,421,259             0   27,868         253,368           0       (156,141)           0

Germantown, MD
 - Waters Landing II                             0     1,491,742        0               0           0              0            0

Phoenix, AZ
 - University Business Park                      0     5,630,581   19,141          64,697           0        (71,265)           0
                                       ----------- ------------- ------------ ------------ ----------- -------------- -----------
Total Wholly-Owned Property            $39,003,266    $7,122,323 $126,625        $334,973          $0      ($411,680)          $0
                                       =========== ============= ============ ============ =========== ============== ============

                                                     12/31/95          1996              1996                   12/31/96
                                      Balance      Accumulated     Depreciation      Depreciation              Accumulated
                                       as of     Depreciation and and Amortization and Amortization Disposal Depreciation and
Description                           12/31/96     Amortization       Expense          Subtotal     of Asset   Amortization
-----------------------------------   --------   ---------------- ---------------- ---------------- -------- ---------------
Brea, CA.
 - Puente Street                     $11,093,924     $1,267,937     ($248,209)        $1,516,146       $0       $1,516,146

Las Vegas, NV.
 - Palms Business Center III and IV   10,312,355        395,448      (346,036)          $741,484        0         $741,484

Fontana, CA.
 - Dahlia                              7,087,978         42,908      (258,685)          $301,593        0         $301,593

Salinas, CA.
 - Santa Rita Plaza                   10,546,354        238,920      (365,154)          $604,074        0         $604,074

Germantown, MD
 - Waters Landing II                   1,491,742              0             0                 $0        0               $0

Phoenix, AZ
 - University Business Park            5,643,154              0      (183,456)          $183,456        0         $183,456
                                     -----------    ------------ ------------- ------------------ --------- ---------------
Total Wholly-Owned Property          $46,175,507     $1,945,213   ($1,401,540)        $3,346,753       $0       $3,346,753
                                     ===========    ============ ============= ================== ========= ===============

-----------------------------------------------------------------------------

                                      Balance    Conversion to Additions to Additions/                   Change in
                                      as of      Wholly-Owned     Lease     Deletions to Write Down  Property Working Disposal
Description                          12/31/96      Property    Commissions    Property   of Property      Capital     of Asset
------------------------------------ ----------- ------------- ------------ ------------ ----------- ---------------- ----------
Brea, CA.
 - Puente Street                     $11,093,924            $0      $88,482     $261,312         $0         ($19,065)           $0

Las Vegas, NV.
 - Palms Business Center III and IV   10,312,355             0        5,011            0          0          (23,572)  (10,298,786)

Fontana, CA.
 - Dahlia                              7,087,978             0            0        6,727          0           30,597             0

Salinas, CA.
 - Santa Rita Plaza                   10,546,354             0        5,273      (76,000)         0           94,266             0

Germantown, MD
 - Waters Landing II                   1,491,742             0            0            0          0                0             0

Phoenix, AZ
 - University Business Park            5,643,154             0        7,553       57,235          0          184,137    (5,854,206)
                                     ------------ ------------- ------------ ------------ ----------- --------------- --------------
Total Wholly-Owned Property          $46,175,507            $0     $106,319     $249,274         $0         $266,363  ($16,152,992)
                                     ============ ============= ============ ============ =========== ================ =============






                                                   12/31/96          1997              1997                            12/31/97
                                    Balance      Accumulated     Depreciation      Depreciation                      Accumulated
                                     as of     Depreciation and and Amortization and Amortization     Disposal     Depreciation and
Description                         12/31/97     Amortization       Expense          Subtotal         of Asset       Amortization
----------------------------------- ---------- ---------------- ---------------- ---------------- ---------------- -----------------
Brea, CA.
 - Puente Street                    $11,424,653      $1,516,146     ($248,140)        $1,764,286                        $1,764,286

Las Vegas, NV.
 - Palms Business Center III and IV      (4,992)(1)     741,484      (290,629)        $1,032,113     (1,032,113)                 0

Fontana, CA.
 - Dahlia                             7,125,302         301,593      (258,789)          $560,382                           560,382

Salinas, CA.
 - Santa Rita Plaza                  10,569,893         604,074      (428,362)        $1,032,436                         1,032,436

Germantown, MD
 - Waters Landing II                  1,491,742               0             0                 $0                                 0

Phoenix, AZ
 - University Business Park              37,873(1)      183,456       (87,524)          $270,980         (270,980)               0
                                    -----------   ------------- --------------   ---------------  ---------------- ---------------
Total Wholly-Owned Property         $30,644,671      $3,346,753   ($1,313,444)        $4,660,197      ($1,303,093)      $3,357,104
                                    ===========   ============= ==============   ================ ================ ================


(1)  Represents remaining working capital  at 12/31/97
                                                                      66860Salinas ground lease, in investing activity on c/f
                                                           -----------------
                                                                  $333,223 subtotal
                                                                    333,224increase in w/c per c/f
                                                                        -1 variance
                                                            ================


---------------------------------------------------------------------------------------------------------------------------------

                                        Balance    Conversion to Additions to  Additions/                  Change in
                                        as of      Wholly-Owned     Lease     Deletions to Write Down  Property Working Disposal
Description                            12/31/97      Property    Commissions    Property   of Property      Capital     of Asset
-------------------------------------------------- ------------- ------------ ------------ ----------- ---------------- ----------
Brea, CA.
 - Puente Street                       $11,424,653           $0       $73,988   $1,671,440          $0           $2,785         $0

Las Vegas, NV.
 - Palms Business Center III and IV         (4,992)           0             0            0           0            4,992          0

Fontana, CA.
 - Dahlia                                7,125,302            0       129,939      187,813           0           89,160          0

Salinas, CA.
 - Santa Rita Plaza                     10,569,893            0        20,765      168,137           0           65,440          0

Germantown, MD
 - Waters Landing II                     1,491,742            0             0            0           0                0          0

Phoenix, AZ
 - University Business Park                 37,873            0             0            0           0          (26,525)         0
                                       -----------  ------------ ------------ ------------- ----------- ---------------- ---------
Total Wholly-Owned Property            $30,644,471           $0      $224,692   $2,027,390          $0         $135,852         $0
                                       ============ ============ ============ ============= =========== ================ =========


                                                   12/31/97          1998              1998                            12/31/98
                                    Balance      Accumulated     Depreciation      Depreciation                      Accumulated
                                     as of     Depreciation and and Amortization and Amortization     Disposal     Depreciation and
Description                         12/31/98     Amortization       Expense          Subtotal         of Asset       Amortization
----------------------------------- ---------- ---------------- ---------------- ---------------- ---------------- -----------------
Brea, CA.
 - Puente Street                    $13,172,866   $1,764,286        ($276,350)      $2,031,636         $0              $2,031,636

Las Vegas, NV.
 - Palms Business Center III and IV           0            0                0                0          0                       0

Fontana, CA.
 - Dahlia                             7,532,214      560,382         (291,033)         851,415          0                 851,415

Salinas, CA.
 - Santa Rita Plaza                  10,824,235    1,032,436         (443,399)       1,475,835          0               1,475,835

Germantown, MD
 - Waters Landing II                  1,491,742            0                0                0          0                       0

Phoenix, AZ
 - University Business Park              11,348(1)         0                0                0          0                       0
                                    -----------   ----------      ------------      ----------    --------------       ----------
Total Wholly-Owned Property         $33,032,405   $3,357,104      ($1,001,782)      $4,358,886         $0              $4,358,886
                                    ============  ==========      ============      ==========    ==============       ==========

(1) Represents remaining working capital  at 12/31/98

                      72,951 Salinas ground lease, in investing activity on c/f
                    --------
                    $208,803 subtotal
                     208,803 increase in w/c per c/f
                           0 variance
                    ========

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------
NOTE B TO SCHEDULE III

                                                                                                              CASH
                                                BALANCE         CASH       EQUITY IN  1996 AMORTIZATION   DISTRIBUTED
                                 PERCENT OF      AS OF     INVESTMENTS IN   INCOME/     OF DEFERRED         FROM        WRITE-DOWN
DESCRIPTION                      OWNERSHIP     12/31/95    JOINT VENTURES   (LOSS)    ACQUISITION FEES   JOINT VENTURE  OF PROPERTY
-------------------------------  ----------  -----------  --------------  ----------  -----------------  -------------  -----------
Waters Landing II (2)                  60%   $ 1,491,742           $0      $      0               $0        $      0          $0

University Business Park (1)           60%     5,630,581            0             0                0               0           0

Columbia Gateway Corporate Park     15.25      4,699,450            0       360,214           (1,941)       (335,500)          0
                                             -----------  --------------  ---------  -----------------  -------------  -----------
                                             $11,821,773           $0      $360,214          $(1,941)      ($335,500)         $0
                                             ===========  ==============  =========  =================  =============  ===========

                                 CONVERSION TO    BALANCE
                                 WHOLLY-OWNED      AS OF
                                   PROPERTY      12/31/96
                                 -------------  ----------
Waters Landing II (2)             ($1,491,742)  $        0

University Business Park (1)       (5,630,581)           0

Columbia Gateway Corporate Park             0    4,722,223
                                  -----------   ----------
                                  ($7,122,323)  $4,722,223
                                  =========  =============

(1) Effective January 1, 1996 converted to wholly-owned property.
(2) Effective April 1, 1996 converted to wholly-owned property.

                                                                                                              CASH
                                                BALANCE         CASH       EQUITY IN  1996 AMORTIZATION   DISTRIBUTED
                                 PERCENT OF      AS OF     INVESTMENTS IN   INCOME/     OF DEFERRED         FROM        WRITE-DOWN
DESCRIPTION                      OWNERSHIP     12/31/96    JOINT VENTURES   (LOSS)    ACQUISITION FEES   JOINT VENTURE  OF PROPERTY
-------------------------------  ----------  -----------  --------------  ----------  -----------------  -------------  -----------
Columbia Gateway Corporate Park     15.25%    4,722,223               0      343,841           (1,939)       (228,086)           0
                                             -----------  --------------  ----------  -----------------  -------------  -----------
                                             $4,722,223              $0     $343,841          $(1,939)      ($228,086)          $0
                                             ===========  ==============  ==========  =================  =============  ==========

                                 CONVERSION TO    BALANCE
                                 WHOLLY-OWNED      AS OF
DESCRIPTION                        PROPERTY      12/31/97
-------------------------------  -------------  ----------
Columbia Gateway Corporate Park             0    4,836,039
                                 -------------  ----------
                                           $0   $4,836,039
                                 =============  ==========

                                                                                                              CASH
                                                BALANCE         CASH       EQUITY IN  1998 AMORTIZATION   DISTRIBUTED
                                 PERCENT OF      AS OF     INVESTMENTS IN   INCOME/     OF DEFERRED         FROM        WRITE-DOWN
DESCRIPTION                      OWNERSHIP     12/31/97    JOINT VENTURES   (LOSS)    ACQUISITION FEES   JOINT VENTURE  OF PROPERTY
-------------------------------  ----------  -----------  --------------  ----------  -----------------  -------------  -----------
Columbia Gateway Corporate Park     15.25%    4,836,039               0      440,440           (1,940)       (430,606)           0
                                             -----------  --------------  ----------  -----------------  -------------  -----------
                                             $4,836,039              $0     $440,440          $(1,940)      ($430,606)          $0
                                             ===========  ==============  ==========  =================  =============  ==========

                                 CONVERSION TO    BALANCE
                                 WHOLLY-OWNED      AS OF
DESCRIPTION                        PROPERTY      12/31/98
-------------------------------  -------------  ----------
Columbia Gateway Corporate Park             0    4,843,933
                                 -------------  ----------
                                           $0   $4,843,933
                                 =============  ==========


                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   Auditor's Report and Financial Statements

                           of Gateway 51 Partnership






   Independent Auditor's Report of Wolpoff and Company, LLP

   Balance Sheet - December 31, 1998 and 1997

   Statement of Income - For the Years ended December 31, 1998, 1997 and 1996

   Statement of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

   Statement of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

   Notes to Financial Statements

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                FINANCIAL REPORT

                               DECEMBER 31, 1998

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                                    CONTENTS
                                    --------

                               DECEMBER 31, 1998
                               -----------------


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                    1


FINANCIAL STATEMENTS

         Balance Sheet                                                  2 - 3

         Statement of Income                                            4

         Statement of Partners' Capital                                 5

         Statement of Cash Flows                                        6

         Notes to Financial Statements                                  7 - 10


INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION               11


SUPPLEMENTARY INFORMATION

         Schedule of Partners' Capital                                  12

         Schedule of Changes in Partners' Capital - Income Tax Basis    13

                    [LETTERHEAD OF WOLPOFF & COMPANY, LLP]

To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
              ----------------------------------------------------


We have audited the balance sheet of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.


                                        /s/ Wolpoff & Company, LLP
                                        --------------------------
                                        WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------

                                                                     December 31,
                                                        ---------------------------------------
                                                              1998                  1997
                                                        -----------------     -----------------
PROPERTY, AT COST - Note 1
      Land                                                   $ 4,966,738           $ 4,966,738
      Building and Improvements                               11,892,943            11,614,717
      Preliminary Development Costs                               42,247                42,247
      Deferred Costs - Note 3                                    809,323               663,719
                                                        -----------------     -----------------
                                                              17,711,251            17,287,421
      Less Accumulated Depreciation and Amortization           1,984,627             1,630,022
                                                        -----------------     -----------------

              PROPERTY, NET                                   15,726,624            15,657,399
                                                        -----------------     -----------------

OTHER ASSETS
      Cash and Cash Equivalents - Note 1                         421,833               558,136
                                                        -----------------     -----------------
      Receivables From Tenants
          Rents and Expense Billings                             106,282                   -0-
          Deferred Rent Receivable - Note 1                      202,228                73,447
          Allowance for Doubtful Accounts                        (95,174)                  -0-
                                                        -----------------     -----------------
                                                                 213,336                73,447
                                                        -----------------     -----------------
      Prepaid Expenses                                           107,644               107,442
                                                        -----------------     -----------------
              TOTAL OTHER ASSETS                                 742,813               739,025
                                                        -----------------     -----------------
                                                            $ 16,469,437          $ 16,396,424
                                                        =================     =================

_______________

The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                                  BALANCE SHEET
                                  -------------


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

                                                             December 31,
                                                ---------------------------------------
                                                      1998                  1997
                                                -----------------     -----------------
LIABILITIES
      Accounts Payable and Accrued Expenses             $ 67,398              $ 34,935
      Tenant Security Deposits                           150,000                15,193
      Prepaid Tenant Reimbursements                       47,181               142,688
                                                -----------------     -----------------
          TOTAL LIABILITIES                              264,579               192,816
PARTNERS' CAPITAL - Notes 1 and 2                     16,204,858            16,203,608
                                                -----------------     -----------------
                                                    $ 16,469,437          $ 16,396,424
                                                =================     =================

_______________

The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                               STATEMENT OF INCOME
                               -------------------

                                                                     Year Ended December 31,
                                                     --------------------------------------------------------
                                                          1998                1997                1996
                                                     ----------------    ----------------    ----------------
REVENUE - Notes 1 and 5
      Gross Rent Potential                               $ 1,943,734         $ 1,775,359         $ 1,684,997
      Less Vacancies and Free Rent                            72,135              80,444             108,412
                                                     ----------------    ----------------    ----------------
          Net Rental Income                                1,871,599           1,694,915           1,576,585
      Expense Reimbursements From Tenants                    441,093             258,789             364,873
      Other Income                                            15,809                  20              18,163
                                                     ----------------    ----------------    ----------------
              TOTAL REVENUE                                2,328,501           1,953,724           1,959,621
                                                     ----------------    ----------------    ----------------
OPERATING EXPENSES
      Real Property Taxes                                    211,009             211,967             207,855
      Building and Grounds Maintenance                       144,004             142,678             157,314
      Bad Debts                                               95,174                 -0-                 -0-
      Management Fees - Note 3                                62,338              61,036              57,542
      Utilities                                               26,165              27,297              24,890
      General and Administrative                              17,966              12,229              25,856
      Insurance                                                4,173               6,573               9,292
                                                     ----------------    ----------------    ----------------
              TOTAL OPERATING EXPENSES                       560,829             461,780             482,749
                                                     ----------------    ----------------    ----------------
OPERATING INCOME                                           1,767,672           1,491,944           1,476,872
                                                     ----------------    ----------------    ----------------
ADJUSTMENTS TO ARRIVE AT NET INCOME
      Depreciation and Amortization                         (354,605)           (315,417)           (302,585)
      Abandonment of Tenant Improvements - Note 1                -0-             (80,178)            (24,256)
                                                     ----------------    ----------------    ----------------
                                                            (354,605)           (395,595)           (326,841)
                                                     ----------------    ----------------    ----------------
NET INCOME - Note 4                                      $ 1,413,067         $ 1,096,349         $ 1,150,031
                                                     ================    ================    ================

_______________

The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                         STATEMENT OF PARTNERS' CAPITAL
                         ------------------------------

                                                            Year Ended December 31,
                                          -------------------------------------------------------------
                                                1998                  1997                  1996
                                          ------------------    -----------------     -----------------
CAPITAL CONTRIBUTIONS - Note 2
      Prior Years                              $ 20,267,826         $ 20,267,826          $ 20,267,826
                                          ------------------    -----------------     -----------------
CAPITAL PLACEMENT FEE - Notes 1 and 2
      Prior Years                                  (202,678)            (202,678)             (202,678)
                                          ------------------    -----------------     -----------------
DISTRIBUTIONS
      Prior Years                                (8,796,724)          (8,048,893)           (6,948,893)
      Current Year                               (1,411,817)            (747,831)           (1,100,000)
                                          ------------------    -----------------     -----------------
                                                (10,208,541)          (8,796,724)           (8,048,893)
                                          ------------------    -----------------     -----------------
ACCUMULATED INCOME
      Prior Years                                 4,935,184            3,838,835             2,688,804
      Current Year                                1,413,067            1,096,349             1,150,031
                                          ------------------    -----------------     -----------------
                                                  6,348,251            4,935,184             3,838,835
                                          ------------------    -----------------     -----------------
 TOTAL PARTNERS' CAPITAL                       $ 16,204,858         $ 16,203,608          $ 15,855,090
                                          ==================    =================     =================

_______________

The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                                                       Year Ended December 31,
                                                                           -------------------------------------------------
                                                                               1998             1997              1996
                                                                           --------------   --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $1,413,067       $1,096,349        $1,150,031
                                                                           --------------   --------------   ---------------
     Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities
             Depreciation and Amortization                                       354,605          315,417           302,585
             Abandonment of Tenant Improvements                                      -0-           80,178            24,256
             Change in Receivables From Tenants                                 (139,889)           8,667           (41,033)
             Increase in Prepaid Expenses                                           (202)         (64,870)           (6,302)
             Change in Accounts Payable and Accrued Expenses                      32,463           (6,176)           16,526
             Change in Prepaid Tenant Reimbursements                             (95,507)         142,688               -0-
                                                                           --------------   --------------   ---------------
                 Total Adjustments                                               151,470          475,904           296,032
                                                                           --------------   --------------   ---------------
                     Net Cash Provided by Operating Activities                 1,564,537        1,572,253         1,446,063
                                                                           --------------   --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Building and Improvement Costs                                             (278,227)        (359,189)         (258,309)
     Leasing Costs                                                              (145,603)        (116,524)          (80,786)
     Increase in Tenant Security Deposits                                        134,807           12,784               -0-
     Decrease in Tenant Improvement Loans                                            -0-              688            32,057
                                                                           --------------   --------------   ---------------
                     Net Cash Used by Investing Activities                      (289,023)        (462,241)         (307,038)
                                                                           --------------   --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Partners                                                (1,411,817)        (747,831)       (1,100,000)
                                                                           --------------   --------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (136,303)         362,181            39,025

CASH AND CASH EQUIVALENTS, BEGINNING                                             558,136          195,955           156,930
                                                                           --------------   --------------   ---------------
CASH AND CASH EQUIVALENTS, ENDING                                              $ 421,833        $ 558,136         $ 195,955
                                                                           ==============   ==============   ===============

_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         Gateway 51 Partnership (A Maryland General Partnership) (the Partnership) was formed on December 21, 1987, under the Maryland Uniform Partnership Act. The agreement was amended and restated in 1989 to reflect changes in partner ownership percentages.

         The partnership agreement was amended and restated effective January 1, 1998, whereby M.O.R. Gateway 51, Limited Partnership (M.O.R.) transferred 34.055% and 14.945% to New England Life Pension Properties IV (NELPP IV) and New England Pension Properties V (NEPP V), respectively. Subsequently, NELPP IV transferred a 0.695% partnership interest, NEPP V transferred a 0.305% partnership interest, and M.O.R. transferred a 1% partnership interest to NE/Gateway 51 Limited Partnership (NE/Gateway), bringing the ownership as of January 1, 1998, to the following:

         NELPP IV          68.11%
         NEPP V            29.89%
         NE/Gateway         2.00%

         Property
         --------
         The Partnership owns 21 acres of land in Howard County, Maryland. The property has been developed with six office/research buildings. Plans call for a seventh building with approximately 15,000 square feet of space.

         All property is recorded at cost. Information regarding the buildings is as follows:



                                                                                  Occupancy
                                                                     ------------------------------------
                Square       Date Placed
 Building       Footage      Into Service           Tenants           12/31/98     12/31/97    12/31/96
------------  ------------  ---------------  ----------------------  -----------  -----------  ----------

     A             46,840       3/1/91             Multiple              100%           92%          92%
     B             21,991       9/1/90               AVNET               100%          100%         100%
     C             38,225      7/15/91             EVI, Inc.             100%          100%         100%
     F             35,812       2/1/92             Multiple              100%          100%          82%
    D-E            45,951       8/8/94         Columbia National         100%          100%         100%
              ------------
                  188,819                                                100%           98%          94%
              ============

         Carrying costs, operating expenses, and depreciation begin as a charge against operations on the date the buildings were placed into service.

Note 1 - During 1997, tenant improvements completed in prior years were (Cont.) demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

              Cost                                       $ 127,688
              Accumulated Depreciation                     (47,510)
                                                     --------------
              Abandonment of Tenant Improvements          $ 80,178
                                                     ==============

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

         Cash and Cash Equivalents
         -------------------------
         The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

         The majority of the Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, the balance may have exceeded the FDIC insurance limitation.

         Depreciation
         ------------
         Building costs are being depreciated using the straight-line method over the estimated useful lives of 50 years. Beginning in January 1998, the Partnership changed depreciation methods for tenant improvements. Tenant improvements are being depreciated using the straight-line method over the life of the tenants' lease; in prior years, the improvements were depreciated over 50 years.

         Rental Income
         -------------
         Rental income for major leases is being recognized on a straight-line basis over the terms of the leases. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

         Amortization
         ------------
         Deferred costs are amortized as follows:

                                                                Amortization
                                                Amount             Period
                                             -------------     ----------------

Organization Costs                                $13,555         Complete
Leasing Costs and Commissions                     795,767        Lease Terms
                                             -------------
                                                 $809,322
                                             =============

Note 1 - Income Taxes
         ------------
(Cont.) Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income and other tax items on their income tax returns (see Note 4).

         Capital Placement Fee
         ---------------------
         Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital (see Note 2).

Note 2 - PARTNERS' CAPITAL

         Capital Investment
         ------------------
         NELPP IV and NEPP V have agreed to provide equity of $14,598,000 and $6,402,000, respectively, totaling $21,000,000. As of December 31, 1998, 1997, and 1996, total capital contributions amounted to $20,267,826.

         Cumulative Priority Return
         --------------------------
         NELPP IV and NEPP V are entitled to cumulative priority returns of 10.5%, compounded monthly on capital invested. The Partnership paid priority returns totaling $1,411,817, $747,831, and $1,100,000 during 1998, 1997, and 1996, respectively. As of December 31, 1998, 1997, and 1996, unpaid priority returns amounted to $10,855,114, $9,127,936, and $6,888,115, respectively.

         Capital Placement Fee
         ---------------------
         The Partnership incurred fees of $202,678 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against partners' capital.

Note 3 - RELATED PARTY TRANSACTIONS

         Management Fees
         ---------------
         The Partnership has entered into an agreement with Manekin Corporation, a related entity, to act as management agent for the property. The management agreement provides for a management fee equal to 3% of rent and tenant expense billings.

         Leasing Commissions
         -------------------
         Leasing commissions in the amount of $145,603, $105,387, and $80,786 were paid to related parties during 1998, 1997, and 1996, respectively.

Note 4 - TAX ACCOUNTING

         Tax accounting differs from financial accounting as follows:

                                           Current Year       Prior Years           Total
                                          ---------------    ---------------    ---------------
Financial Income                              $1,413,067         $4,935,184         $6,348,251
Additional Depreciation                          (87,820)          (757,466)          (845,286)
Lease-Up Period Items
    Capitalized for GAAP                             -0-              4,264              4,264
Allowance for Doubtful Accounts                   95,174                -0-             95,174
Deferred Rent Receivable                        (128,781)           (73,447)          (202,228)
Prepaid Property Taxes                              (956)          (105,026)          (105,982)
Prepaid Tenant Reimbursements                    (95,507)           142,688             47,181
                                          ---------------    ---------------    ---------------
        Taxable Income                        $1,195,177         $4,146,197         $5,341,374
                                          ===============    ===============    ===============

Note 5 - LEASES

         The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

         Year Ending December 31, 1999                 $1,524,603
                                  2000                    827,454
                                  2001                    726,557
                                  2002                    736,016
                                  2003                    745,758
                                                   ---------------

                                                       $3,814,630
                                                   ===============

To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information contained on pages 12 and 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.


                                        /s/ Wolpoff & Company, LLP
                                        --------------------------
                                        WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                          SCHEDULE OF PARTNERS' CAPITAL
                          -----------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                                                                                    NE/           M.O.R. 51
                                             New England      New England       Gateway 51         Gateway
                                            Life Pension        Pension           Limited          Limited
                                            Properties IV     Properties V      Partnership      Partnership          Total
                                           ----------------  ---------------  ----------------  ---------------  ----------------
OWNERSHIP PERCENTAGE
    Through December 31, 1997                  34.75%            15.25%            0.00%            50.00%           100.00%
                                           ================  ===============  ================  ===============  ================
     As of January 1, 1998                     68.11%            29.89%            2.00%            0.00%            100.00%
                                           ================  ===============  ================  ===============  ================

CAPITAL CONTRIBUTIONS
     Prior Years                               $14,086,139      $ 6,181,687             $ -0-            $ -0-       $20,267,826
                                           ----------------  ---------------  ----------------  ---------------  ----------------

CAPITAL PLACEMENT FEE
     Prior Years                                  (106,427)         (96,251)              -0-              -0-          (202,678)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                (5,969,698)      (2,827,026)              -0-              -0-        (8,796,724)
     Current Year                                 (981,211)        (430,606)              -0-              -0-        (1,411,817)
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                (6,950,909)      (3,257,632)              -0-              -0-       (10,208,541)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

ACCUMULATED INCOME
     Prior Years                                 3,429,956        1,505,228               -0-              -0-         4,935,184
     Current Year                                  982,082          430,985               -0-              -0-         1,413,067
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                 4,412,038        1,936,213               -0-              -0-         6,348,251
                                           ----------------  ---------------  ----------------  ---------------  ----------------


PARTNERS' CAPITAL, 12/31/98                    $11,440,841      $ 4,764,017             $ -0-            $ -0-       $16,204,858
                                           ================  ===============  ================  ===============  ================


_______________

See Independent Auditor's Report on Supplementary Information.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1998
                         ----------------------------


                                                                                    NE/           M.O.R. 51
                                             New England      New England       Gateway 51         Gateway
                                            Life Pension        Pension           Limited          Limited
                                            Properties IV     Properties V      Partnership      Partnership          Total
                                           ----------------  ---------------  ----------------  ---------------  ----------------

OWNERSHIP PERCENTAGE
    Through December 31, 1997                  34.75%            15.25%            0.00%            50.00%           100.00%
                                           ================  ===============  ================  ===============  ================
     As of January 1, 1998                     68.11%            29.89%            2.00%            0.00%            100.00%
                                           ================  ===============  ================  ===============  ================

CAPITAL CONTRIBUTIONS
     Prior Years                               $14,086,139      $ 6,181,687             $ -0-            $ -0-       $20,267,826
                                           ----------------  ---------------  ----------------  ---------------  ----------------

CAPITAL PLACEMENT FEE
     Prior Years                                  (106,427)         (96,251)              -0-              -0-          (202,678)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                (5,969,698)      (2,827,026)              -0-              -0-        (8,796,724)
     Current Year                                 (981,211)        (430,606)              -0-              -0-        (1,411,817)
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                (6,950,909)      (3,257,632)              -0-              -0-       (10,208,541)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

ACCUMULATED INCOME
     Prior Years                                 2,883,779        1,262,418               -0-              -0-         4,146,197
     Current Year                                  830,648          364,529               -0-              -0-         1,195,177
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                 3,714,427        1,626,947               -0-              -0-         5,341,374
                                           ----------------  ---------------  ----------------  ---------------  ----------------

PARTNERS' CAPITAL, 12/31/98                    $10,743,230      $ 4,454,751             $ -0-            $ -0-       $15,197,981
                                           ================  ===============  ================  ===============  ================


_______________

See Independent Auditor's Report on Supplementary Information.

                                 EXHIBIT INDEX
                                 -------------

  Exhibit                                                            Page
  Number                                                             Number
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

                                 EXHIBIT INDEX
                                 -------------

  Exhibit                                                            Page
  Number                                                             Number
  -------                                                            ------

  10J.     Promissory Note dated February 12, 1988 in the               *
           principal amount of $1,800,000 by Rodde
           McNellis/Salinas to NEPP V.

  10K.     Pledge of Note and Security Agreement dated as               *
           of February 12, 1988 by and between Rodde
           McNellis/Salinas and NEPP V.

  10L.     R/M Salinas Predevelopment Agreement dated                   *
           February 12, 1988 by and between NEPP V and Rodde
           McNellis/Salinas.

  10M.     Joint Venture Agreement of Rancho Road                       *
           Associates II dated as of March 7, 1988 by and
           between NEPP V and Commerce Centre Partners.

  10N.     Pledge and Security Agreement dated as of March              *
           7, 1988 by and between Commerce Centre Partners
           and NEPP V.

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

  10Q.     First Amendment to Rancho Road Associates II                 *
           Joint Venture Agreement dated as of May 31,
           1988 by and between the Registrant and Commerce
           Centre Partners.

  10R.     First Amendment to Pledge and Security Agreement             *
           dated as of May 31, 1988 by and between the
           Registrant and Commerce Centre Partners.

  10S.     Joint Venture Agreement of R/M Salinas Venture               *
           dated as of February 1, 1989 by and between New
           England Pension Properties V; A Real Estate
           Limited Partnership and Rodde McNellis/Salinas.

                                 EXHIBIT INDEX
                                 -------------

  Exhibit                                                            Page
  Number                                                             Number
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

  10W.     Second Amendment to Rancho Road Associates II                *
           Joint Venture Agreement dated as of June 20, 1990
           by and between Registrant and Commerce Centre
           Partners.

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

  10Z.     Property Management Agreement effective as of                *
           May 31, 1991 by and between TAR Partners, a
           California general partnership, and the
           Registrant.

                                 EXHIBIT INDEX
                                 -------------

  Exhibit                                                            Page
  Number                                                             Number
  -------                                                            ------
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


  10CC.    $1,750,000 note secured by Deed of Trust between             *
           the Partnership, as Lender, and Nielsen
           Properties, Ltd, as Borrower dated August 1,
           1995.

  10DD.    Third Amendment to Agreement of Lease dated                  *
           August 1, 1995 by and between Nielsen
           Properties, Ltd., a California limited
           partnership, R/M Salinas Venture, a California
           general partnership, and R/M Salinas, L.P., a
           California limited partnership.

  10EE.    R/M Salinas L.P. Limited Partnership Agreement               *
           dated August 1, 1995 between Rodde
           McNellis/Salinas, a California general
           partnership and Registrant.

  10FF.    Limited Partnership Agreement of IBG Dahlia                  *
           Associates dated September 1, 1995 between
           Registrant and 20 Dahlia Partnership, a
           California limited partnership.

  27.      Financial Data Schedule


-----------------------------------------------------------------
*  Previously filed and incorporated herein by reference.

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

                                          NEW ENGLAND PENSION PROPERTIES V;
                                          A REAL ESTATE LIMITED PARTNERSHIP



Date:    March 25, 1999           By: /s/ J. Christopher Meyer, III
                                      -----------------------------------
                                      J. Christopher Meyer, III
                                      President of the
                                      Managing General Partner



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                     Date
         ---------                         -----                     ----
                                    President
/s/ J. Christopher Meyer, III       Chief Executive Officer     March 25, 1999
-----------------------------       and Director
    J. Christopher Meyer, III


                                    Vice President
/s/ Pamela J. Herbst                and Director                March 25, 1999
---------------------------
    Pamela J. Herbst

                                    Vice President
/s/ J. Grant Monahon                and Director                March 25, 1999
---------------------------
    J. Grant Monahon


/s/ James J. Finnegan               Vice President              March 25, 1999
---------------------------
    James J. Finnegan

                                    Treasurer and Principal
                                    Financial and
/s/ Karin J. Lagerlund              Accounting Officer          March 25, 1999
---------------------------
    Karin J. Lagerlund