Form 10-Q
period 1999-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 1999-05-13
CIK 806028

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

For Quarter Ended March 31, 1999                  Commission File Number 0-17808


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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1999

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS

                                      March 31, 1999   December 31, 1998
                                        (Unaudited)        (Audited)
                                      ---------------  ------------------
ASSETS

Real estate investments:
   Property, net                         $26,852,740       $27,181,777
   Joint venture                           4,841,226         4,843,933
                                         -----------       -----------
                                          31,693,966        32,025,710


Property held for disposition, net         1,491,742         1,491,742

Cash and cash equivalents                  7,284,092         7,220,155
                                         -----------       -----------
                                         $40,469,800       $40,737,607
                                         ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $    99,705       $   122,505
Accrued management fee                        41,114            36,391
Deferred management and
        disposition fees                   1,293,112         1,251,998
                                         -----------       -----------
Total liabilities                          1,433,931         1,410,894
                                         -----------       -----------

Commitments to fund real estate
  investments

Partners' capital (deficit):
        Limited partners ($616 per
          unit; 160,000 units
          authorized, 82,228
          units issued and outstanding)     39,066,609      39,354,545
        General partners                       (30,740)        (27,832)
                                           -----------     -----------
Total partners' capital (deficit)           39,035,869      39,326,713
                                           -----------     -----------

                                           $40,469,800     $40,737,607
                                           ===========     ===========

               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                            Quarter Ended March 31,
                                          ---------------------------
                                               1999           1998
                                          --------------   ----------
INVESTMENT ACTIVITY

Property rentals                            $1,010,716     $ 919,407
Interest income on loan to
   ground lessor                                34,094        36,256
Property operating expenses                   (268,217)     (256,769)
Ground rent expense                            (97,500)      (97,500)
Depreciation and amortization                 (287,620)     (235,425)
                                            ----------     ---------
                                               391,473       365,969

Joint venture earnings                         100,259        86,372
                                            ----------     ---------

   Total real estate operations                491,732       452,341

Interest on cash equivalents
  and short-term investments                   103,652       134,876
                                            ----------     ---------
   Total investment activity                   595,384       587,217
                                            ----------     ---------


PORTFOLIO EXPENSES

Management fee                                  82,228        72,877
General and administrative                      68,101        67,680
                                            ----------     ---------
                                               150,329       140,557
                                            ----------     ---------


Net Income                                  $  445,055     $ 446,660
                                            ==========     =========

Net income per weighted average
  limited partnership unit                       $5.35         $5.37
                                            ==========     =========

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                         $8.86        $11.69
                                            ==========     =========

Weighted average number of limited
  partnership units outstanding during
  the period                                    82,336        82,336
                                            ==========     =========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                    Quarter Ended March 31,
                      -----------------------------------------------
                                1999                   1998
                      ------------------------  ---------------------
                      General       Limited     General     Limited
                      Partners      Partners    Partners    Partners
                      --------    ------------  --------  -----------
Balance at
beginning of
period               $ (27,832)   $39,354,545   $ (6,663) $41,511,957

Cash
distributions           (7,359)      (728,540)    (9,722)    (962,508)

Net income               4,451        440,604      4,467      442,193
                      --------    ------------  --------  -----------

Balance at
end of period        $ (30,740)   $39,066,609   $(11,918) $40,991,642
                     =========    ===========   ========  ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Quarter Ended March 31,
                                             ------------------------
                                                 1999         1998
                                             ----------   -----------
Net cash provided by operating activities    $  752,517   $   624,690
                                             ----------   -----------

Cash flows from investing activities:
  Investment in property                         28,066       (32,076)
  Decrease in short-term investments, net             -     4,362,030
  Repayment of loan to ground lessor             19,253        17,646
                                             ----------   -----------
     Net cash provided by
     investing activities                        47,319     4,347,600
                                             ----------   -----------

Cash flows from financing activities:
  Distributions to partners                    (735,899)     (972,230)

     Net increase in cash and
     cash equivalents                            63,937     4,000,060

Cash and cash equivalents:
  Beginning of period                         7,220,155     6,303,386
                                             ----------   -----------

  End of period                              $7,284,092   $10,303,446
                                             ==========   ===========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the Partnership) is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the five real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $141,753 and $124,302 at March 31, 1999 and December 31, 1998, respectively.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------
     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture:

                            Assets and Liabilities
                            ----------------------

                                          March 31, 1999  December 31, 1998
                                          --------------  -----------------
Assets
     Real property, at cost less
         accumulated depreciation
         of $1,894,102 and $1,829,627,
         respectively                        $15,885,101        $15,881,624
     Other                                       694,550            742,813
                                             -----------        -----------
                                              16,579,651         16,624,437

Liabilities                                      227,084            264,579
                                             -----------        -----------

Net Assets                                   $16,352,567        $16,359,858
                                             ===========        ===========

                             Results of Operations
                             ---------------------

                                                  Quarter ended March 31,
                                                  -----------------------
                                                     1999         1998
                                                  ----------   ----------
Revenue
     Rental income                                $  535,680  $   471,279
                                                  ----------   ----------
                                                     535,680      471,279
                                                  ----------   ----------
Expenses
     Operating expenses                              142,496      123,616
     Depreciation and amortization                    64,475       64,475
                                                  ----------   ----------
                                                     206,971      188,091
                                                  ----------   ----------

Net income                                        $  328,709   $  283,188
                                                  ==========   ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.


NOTE 3 - PROPERTY
-----------------

     The following is a summary of the Partnership's four investments in property:

                                       March 31, 1999   December 31, 1998
                                       ---------------  ------------------

     Land                                 $ 5,953,466         $ 5,953,466
     Building and improvements             24,936,070          24,964,136
     Accumulated depreciation              (3,911,942)         (3,664,791)
     Investment valuation allowance        (3,500,000)         (3,500,000)
     Loan to ground lessor                  1,505,662           1,524,916
     Lease commissions and other
         assets, net                        1,649,422           1,576,883
     Accounts receivable                      461,421             551,538
     Accounts payable                        (241,359)           (224,371)
     Property held for disposition          1,491,742           1,491,742
                                          -----------         -----------
                                          $28,344,482         $28,673,519
                                          ===========         ===========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the aggregate amount of $831,416 ($10.01 per limited partnership unit.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, four of which have been sold: two in 1994 and two in 1997. As a result of the sales, capital of $31,646,076 has been returned to the limited partners through March 31, 1999. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, and then to $616 in 1997.

     At March 31, 1999, the Partnership had $7,284,092 in cash and cash equivalents, of which $831,416 was used for cash distributions to partners on April 29, 1999; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first quarter of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616.00. Distributions of cash from operations relating to the first quarter of 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616.00. The distribution rate was increased due to the increase in rental rates at Dahlia and lower rental concessions at Gateway Corporate Park during the first quarter of 1999.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund, which had a balance of $141,753 and $124,302 at March 31, 1999, and December 31, 1998, respectively. Through March 31, 1999, the Partnership repurchased and retired 1,063 limited partnership units for an aggregate cost of $867,485.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, the appraised values of certain investments exceeded their related carrying values by an aggregate of $4,458,000, and the appraised values of the remaining investments were less than their related carrying values by an aggregate of $89,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

Results of Operations
---------------------

     Puente Street, Santa Rita Plaza, Dahlia, and Waters Landing II are wholly-owned properties. Columbia Gateway Corporate Park is structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership.


Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park increased to 100% during the first quarter of 1998 and continued so through March 31, 1999. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained additional control over the business of the joint venture. This restructuring was effective January 1, 1998.

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

     In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the second quarter of 1999.

     Occupancy at the Dahlia property has been 100% since the first quarter of 1994. The lease of a tenant that had occupied approximately 30% of the space expired in May, 1998 and has been fully re-leased to two new tenants for 40-month and 72-month leases.

     Occupancy at Santa Rita Plaza dropped during the first quarter of 1999 to 91%, compared with 97% at March 31, 1998.


Investment Activity

     Interest on cash equivalents and short-term investments for the first quarter of 1999 decreased $31,000 compared to the same period of 1998. This was in large part due to lower investment balances as a result of the operating cash flow reserve distribution in October, 1998.

     Real estate operations increased $39,391 between the first quarter of 1999 and the comparable quarter of 1998. This increase is primarily due to an increase in income at the Dahlia property from improved rental rates as well as an increase in joint venture earnings from Columbia Gateway Corporate Park due to a decrease in rent concessions.

     Cash flow from operations increased approximately $128,000 between the first quarter of 1999 and 1998. This increase is largely attributable to the distribution of operating cash flow from Columbia Gateway Corporate Park as a result of the decrease in rent concessions.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 1998 and 1999 due to an increase in distributable cash flow. General and administrative expenses remained relatively unchanged between the first quarter of 1998 and 1999.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 13, 1999
                              /s/ J. Christopher Meyer, III
                              -------------------------------
                                J. Christopher Meyer, III
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fifth Copley Corp.



May 13, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fifth Copley Corp.