Form 10-Q
period 1999-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 1999-08-13
CIK 806028

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

For Quarter Ended June 30, 1999                  Commission File Number 0-17808


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

                        FOR QUARTER ENDED JUNE 30, 1999

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET


                                      June 30, 1999   December 31, 1998
                                       (Unaudited)        (Audited)
                                      --------------  ------------------

ASSETS

Real estate investments:
   Property, net                        $15,598,771         $27,181,777
   Joint ventures                         4,856,955           4,843,933
                                        -----------         -----------
                                         20,455,726          32,025,710


Property held for disposition, net        1,491,742           1,491,742

Cash and cash equivalents                18,680,758           7,220,155
                                        -----------         -----------
                                        $40,628,226         $40,737,607
                                        ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $    94,931   $   122,505
Accrued management fee                         199,943        36,391
Deferred management and
        disposition fees                     1,646,212     1,251,998
                                           -----------   -----------
Total liabilities                            1,941,086     1,410,894
                                           -----------   -----------

Commitments to fund real estate
  investments

Partners' capital (deficit):
        Limited partners ($616 per
          unit; 160,000 units
          authorized, 82,228
          units issued and outstanding)     38,721,368    39,354,545
        General partners                       (34,228)      (27,832)
                                           -----------   -----------
Total partners' capital                     38,687,140    39,326,713
                                           -----------   -----------

                                           $40,628,226   $40,737,607
                                           ===========   ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                           June 30, 1999       June 30, 1999       June 30, 1998       June 30, 1998
                                         ------------------   ----------------   ------------------   ----------------

INVESTMENT ACTIVITY

Property rentals                                  $ 933,692         $1,944,408           $1,094,393         $2,013,800
Interest income on loan to
  ground lessor                                      33,738             67,832               35,634             71,890
Property operating expenses                        (231,504)          (499,721)            (223,951)          (480,720)
Ground rent expense                                 (97,500)          (195,000)             (97,500)          (195,000)
Depreciation and amortization                      (197,560)          (485,180)            (237,868)          (473,293)
                                                  ---------         ----------           ----------         ----------
                                                    440,866            832,339              570,708            936,677

Joint venture earnings                              118,693            218,952              113,062            199,434
                                                  ---------         ----------           ----------         ----------

  Total real estate operations                      559,559          1,051,291              683,770          1,136,111

Gain on sale of wholly-owned property               107,705            107,705                    -                  -
                                                  ---------         ----------           ----------         ----------
  Total real estate activity                        667,264          1,158,996              683,770          1,136,111

Interest on cash equivalents
  and short-term investments                         84,404            188,056              133,195            268,071
                                                  ---------         ----------           ----------         ----------
  Total investment activity                         751,668          1,347,052              816,965          1,404,182
                                                  ---------         ----------           ----------         ----------



                                      Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                        June 30, 1999      June 30, 1999      June 30, 1998      June 30, 1998
                                      ------------------  ----------------  ------------------  ----------------

Portfolio Expenses

Management fee                             199,943            282,171              72,877              145,754
General and administrative                  69,038            137,139              73,958              141,638
                                          --------           --------            --------           ----------
                                           268,981            419,310             146,835              287,392
                                          --------           --------            --------           ----------

Net Income                                $482,687           $927,742            $670,130           $1,116,790
                                          ========           ========            ========           ==========
Net income per weighted average
  limited partnership unit                $   5.81           $  11.17            $   8.06           $    13.43
                                          ========           ========            ========           ==========
Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                  $  10.01           $  18.87            $   8.86           $    20.55
                                          ========           ========            ========           ==========
Weighted average number of limited
  partnership units outstanding
  during the period                         82,228             82,228              82,336               82,336
                                          ========           ========            ========           ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                  Three Months Ended          Six Months Ended          Three Months Ended          Six Months Ended
                    June 30, 1999              June 30, 1999              June 30, 1998              June 30, 1998
                ----------------------     ----------------------     ----------------------     ----------------------
                General      Limited       General      Limited       General      Limited       General      Limited
                Partners    Partners       Partners    Partners       Partners    Partners       Partners    Partners
                --------   -----------     --------   -----------     --------   -----------     --------   -----------
Balance at
beginning of
period          $(30,740)  $39,066,609     $(27,832)  $39,354,545     $(11,918)  $40,991,642    $  (6,663)   $41,511,957

Cash
distributions     (8,314)     (823,102)     (15,673)   (1,551,642)      (7,369)     (729,497)     (17,091)    (1,692,005)

Net income         4,826       477,861        9,277       918,465        6,701       663,429       11,168      1,105,622
                --------   -----------     --------   -----------     --------    ----------     --------     -----------
Balance at
end of period   $(34,228)  $38,721,368     $(34,228)  $38,721,368     $(12,586)   $40,925,574    $(12,586)    $40,925,574
                ========   ===========     ========   ===========     ========    ===========    ========     ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                            Six Months Ended June 30,
                                            -------------------------
                                               1999          1998
                                            -----------   -----------


Net cash provided by operating activities    $ 1,427,415   $ 1,630,404
                                             -----------   -----------

Cash flows from investing activities:
  Deferred disposition fees                      353,100             -
  Investment in property                          (5,813)     (344,698)
  Decrease in short-term investments, net              -     4,362,030
  Repayment of loan to ground lessor              38,931        35,680
  Net proceeds from sale of property          11,214,285             -
                                             -----------   -----------
     Net cash provided by
     investing activities                     11,600,503     4,053,012
                                             -----------   -----------

Cash flows from financing activities:
  Distributions to partners                   (1,567,315)   (1,709,096)
                                             -----------   -----------
     Net cash used in financing
     activities                               (1,567,315)   (1,709,096)
                                             -----------   -----------

     Net increase in cash and
     cash equivalents                         11,460,603     3,974,320

Cash and cash equivalents:
  Beginning of period                          7,220,155     6,303,386
                                             -----------   -----------

  End of period                              $18,680,758   $10,277,706
                                             ===========   ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired the four real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

     The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $187,007 and $124,302 at June 30, 1999 and December 31, 1998, respectively.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture:

                             Assets and Liabilities


                                          June 30, 1999  December 31, 1998
                                          -------------  -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $1,958,577 and $1,829,627,
         respectively                       $15,987,010        $15,881,624
     Other                                      545,412            742,813
                                            -----------        -----------
                                             16,532,422         16,624,437

Liabilities                                     126,690            264,579
                                            -----------        -----------

Net Assets                                  $16,405,732        $16,359,858
                                            ===========        ===========

                             Results of Operations


                                                    Six Months Ended June 30,
                                                    ------------------------
                                                        1999        1998
                                                     ----------  ----------
Revenue
     Rental income                                   $1,111,421  $1,028,012
                                                     ----------  ----------
                                                      1,111,421   1,028,012
                                                     ----------  ----------

Expenses
     Operating expenses                                 264,597     245,180
     Depreciation and amortization                      128,950     128,950
                                                     ----------  ----------
                                                        393,547     374,130
                                                     ----------  ----------

Net income                                           $  717,874  $  653,882
                                                     ==========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - PROPERTY
-----------------

     The Puente Street investment was sold on June 25, 1999. The buyer had been employed by the Partnership as the property manager for this property at the time of the sale. The Partnership received net proceeds of $11,567,385 and recognized a gain of $107,705 ($1.30 per limited partnership unit). A disposition fee of $353,100 was accrued but not paid to the Advisor. On July 29, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per limited partnership unit) from the proceeds. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees of $234,897 to the Advisor.

     In early November 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the fourth quarter of 1999. This investment is classified as Property Held for Disposition on the Balance Sheet.

     In July 1999, a Purchase and Sale Agreement was executed by the Partnership to sell the Dahlia investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the third quarter of 1999.

     The following is a summary of the Partnership's investments in property (three at June 30, 1999 and four at December 31, 1998):


                                       June 30, 1999   December 31, 1998
                                       --------------  ------------------

     Land                                $ 1,367,969         $ 5,953,466
     Building and improvements            14,124,604          24,964,136
     Accumulated depreciation             (2,313,925)         (3,664,791)
     Investment valuation allowance                -          (3,500,000)
     Loan to ground lessor                 1,485,985           1,524,916
     Lease commissions and other
         assets, net                         655,950           1,576,883
     Accounts receivable                     385,443             551,538
     Accounts payable                       (107,255)           (224,371)
     Property held for disposition         1,491,742           1,491,742
                                         -----------         -----------
                                         $17,090,513         $28,673,519
                                         ===========         ===========


     At June 30, 1999, a reclassification adjustment was made between the "Land" and "Investment valuation allowance" line items above from December 31. 1998.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $831,416.44 ($10.01 per limited partnership unit.) In addition, a special operating distribution was made at this time from operating cash flow reserves in the amount of $1,190,230 ($14.33 per limited partnership unit).

     As discussed above, on July 29, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per limited partnership unit) from the proceeds of the Puente Street property. The Partnership also paid previously accrued but deferred management fees to the Advisor in the amount of $234,897 from proceeds of the Puente Street property sale.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, five of which have been sold: two in 1994, two in 1997 and one in 1999. As a result of the sales, capital of $31,646,076 has been returned to the limited partners through June 30, 1999. The adjusted capital contribution was reduced from $1,000 to $952 per unit in 1994, to $924 in 1995, and then to $616 in 1997.

     At June 30, 1999, the Partnership had $18,680,758 in cash and cash equivalents, of which $831,416 was used for operating cash distributions to partners on July 29, 1999. An operating distribution from cash previously held in reserves of $1,190,230 and a capital distribution of $11,018,552 from the sale of Puente Street were also made at this time. In addition, previously accrued management fees of $234,897 were paid to the Advisor. The remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. Distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616. The distribution rate was increased due to the increase in operational cash flow from properties in 1999.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for this fund which had a balance of $187,007 and $124,302 at June 30, 1999 and December 31, 1998, respectively. Through June 30, 1999, the Partnership had repurchased and retired 1,063 limited partnership units for an aggregate cost of $942,188.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, the appraised values of certain investments exceeded their related carrying values by an aggregate of $4,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


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

        . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.


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

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Santa Rita Plaza, Dahlia, and Waters Landing II are wholly-owned properties. Puente Street, which was sold in June 1999, was also a wholly-owned property. Columbia Gateway Corporate Park is structured as a joint venture with an affiliate of the Partnership.

Operating Factors

     Occupancy at Columbia Gateway Corporate Park has been 100% since the first quarter of 1998.

     The Puente Street investment was sold on June 25, 1999 and the Partnership recognized a gain of $107,705. The property was 100% leased at the time of sale.

     In November 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the fourth quarter of 1999.

     Occupancy at the Dahlia property has been 100% since the first quarter of 1994. In July 1999, a Purchase and Sale Agreement was executed by the Partnership to sell this investment. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the third quarter of 1999.

     Occupancy at Santa Rita Plaza during the second quarter of 1999 was 96%, down slightly from 97% at June 30, 1998.


Investment Activity

     Interest on cash equivalents and short-term investments for the three and six months ended June 30, 1999 was $84,404 and $188,056, respectively, compared to $133,195 and $268,071 for the same periods in 1998. The decreases of approximately $48,791 and $80,015 for the respective three and six month periods are due to lower average investment balances as a result of both cash contributions to the investments throughout 1998 and the distribution of operational cash reserves made in October 1998.

     For the three and six month periods ended June 30, 1999, real estate operations were $559,559 and $1,051,291, respectively, compared to $683,770 and $1,136,111 for the same periods in 1998. The comparative three month decrease of $124,211 is primarily due to a non-recurring payment of approximately $153,000 received from a former tenant at Dahlia that was recorded as income in 1998. This decrease was offset by improved operating results at Puente Street due to an increase in rents as a result of the commencement of a 10-year lease in November 1998, as well as a decrease in depreciation and amortization expense as a result of sale. The comparative overall six month decrease in real estate operations of $84,820 is due to the three month decrease formerly mentioned, offset by improved rental income at Dahlia that resulted from the re-lease of space during second quarter of 1998 at a higher rate.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     Cash flow from operations decreased by approximately $203,000 between the first six months of 1998 and 1999. This decrease is attributable to both the decrease in real estate operations discussed above and the sale of the Puente Street investment in June 1999.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between both the three and six month periods ended June 30, 1998 and 1999, due to both the increase in distributable operational cash flow and the distribution from operational cash reserves made in 1999. During the respective three and six month periods of 1998 and 1999, general and administrative expenses decreased approximately $4,900 or 7% and $4,500 or 3%. The decreases are due primarily to lower accounting fees as a result of price negotiations and lower appraisal expenses resulting from the anticipated sales of three assets in 1999.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 13, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                and Director of Managing General Partner
                                Fifth Copley Corp.



August 13, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fifth Copley Corp.