Form 10-Q
period 1999-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 1999-11-12
CIK 806028

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

For Quarter Ended September 30, 1999              Commission File Number 0-17808


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

                             Yes [X]     No [ ]

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                 September 30, 1999    December 31, 1998
                                                     (Unaudited)           (Audited)
                                                 ------------------    -----------------
ASSETS

Real estate investments:
   Property, net                                    $  8,887,268          $ 27,181,777
   Joint venture                                            --               4,843,933
                                                    ------------          ------------
                                                       8,887,268            32,025,710

Property, held for disposition, net                    1,491,742             1,491,742
Joint venture, held for disposition, net               4,938,566                  --

Cash and cash equivalents                              6,161,741             7,220,155
                                                    ------------          ------------
                                                    $ 21,479,317          $ 40,737,607
                                                    ============          ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    $    132,775          $    122,505
Accrued management fee                                    23,617                36,391
Deferred management and
   disposition fees                                    1,731,932             1,251,998
                                                    ------------          ------------
Total liabilities                                      1,888,324             1,410,894
                                                    ------------          ------------

Commitments to fund real estate
  investments

Partners' capital (deficit):
   Limited partners ($367 and $616 per
     unit, respectively; 160,000 units
     authorized, 82,228
     units issued and outstanding)                    19,611,434            39,354,545
   General partners                                      (20,441)              (27,832)
                                                    ------------          ------------
Total partners' capital                               19,590,993            39,326,713
                                                    ------------          ------------

                                                    $ 21,479,317          $ 40,737,607
                                                    ============          ============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                              September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                              ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY
Property rentals                                 $   239,544          $ 2,183,952          $ 1,124,521          $ 3,138,321
Interest income on loan to ground lessor              33,533              101,365               36,007              107,897
Property operating expenses                         (216,052)            (715,773)            (268,611)            (749,331)
Ground rent expense                                  (97,500)            (292,500)             (97,500)            (292,500)
Depreciation and amortization                       (131,000)            (616,180)            (253,160)            (726,453)
                                                 -----------          -----------          -----------          -----------
                                                    (171,475)             660,864              541,257            1,477,934

Joint venture earnings                               184,576              403,528              112,801              312,235
                                                 -----------          -----------          -----------          -----------

  Total real estate operations                        13,101            1,064,392              654,058            1,790,169

Gain on sale of wholly-owned properties            3,367,372            3,475,077                 --                   --
                                                 -----------          -----------          -----------          -----------

  Total real estate activity                       3,380,473            4,539,469              654,058            1,790,169

Interest on cash equivalents
 and short term investments                          128,911              316,967              125,006              393,077
                                                 -----------          -----------          -----------          -----------
  Total investment activity                        3,509,384            4,856,436              779,064            2,183,246
                                                 -----------          -----------          -----------          -----------

Portfolio Expenses

Management fee                                        47,234              329,405              182,603              328,357
General and administrative                            61,880              199,019               55,052              196,690
                                                 -----------          -----------          -----------          -----------
                                                     109,114              528,424              237,655              525,047
                                                 -----------          -----------          -----------          -----------

Net Income                                       $ 3,400,270          $ 4,328,012          $   541,409          $ 1,658,199
                                                 ===========          ===========          ===========          ===========

Net income per weighted average
  limited partnership  unit                      $     40.94          $     52.11          $      6.51          $     19.94
                                                 ===========          ===========          ===========          ===========

Cash distributions per
  limited partnership unit
  outstanding for the entire
  period                                         $    273.34          $    292.21          $      8.86          $     29.41
                                                 ===========          ===========          ===========          ===========

Weighted average number of limited
  partnership units outstanding during
  the period                                          82,228               82,228               82,336               82,336
                                                 ===========          ===========          ===========          ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                         Three Months Ended        Nine Months Ended           Three Months Ended           Nine Months Ended
                         September 30, 1999        September 30, 1999          September 30, 1998           September 30, 1998
                       ---------------------      ---------------------      -----------------------      ---------------------
                       General      Limited        General     Limited       General        Limited        General     Limited
                       Partners     Partners      Partners     Partners      Partners       Partners      Partners     Partners
                       --------     --------      --------     --------      --------       --------      --------     --------
Balance at
beginning of
period                $(34,228)   $ 38,721,368    $(27,832)   $ 39,354,545    $(12,586)   $ 40,925,574    $ (6,663)   $ 41,511,957

Repurchase of
limited partnership
units                     --              --          --              --          --           (61,776)       --           (61,776)

Cash
distributions          (20,216)    (22,476,201)    (35,889)    (24,027,843)     (7,369)       (729,497)    (24,460)     (2,421,502)


Net income              34,003       3,366,267      43,280       4,284,732       5,414         535,995      16,582       1,641,617
                      --------    ------------    --------    ------------    --------    ------------    --------    ------------


Balance at
end of period         $(20,441)   $ 19,611,434    $(20,441)   $ 19,611,434    $(14,541)   $ 40,670,296    $(14,541)   $ 40,670,296
                      ========    ============    ========    ============    ========    ============    ========    ============



           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Nine Months Ended September 30,
                                                      ---------------------------------
                                                           1999                 1998
                                                      ------------          -----------
Net cash provided by operating activities             $  1,659,957          $ 2,265,496
                                                      ------------          -----------

Cash flows from investing activities:
  Deferred disposition fees                                650,100                 --
  Investment in property                                    (8,717)          (1,280,615)
  Decrease in short-term investments, net                     --              4,297,813
  Repayment received on loan to ground lessor               59,042               54,112
  Net proceeds from sale of property                    20,644,936                 --
                                                      ------------          -----------
     Net cash provided by
       investing activities                             21,345,361            3,071,310
                                                      ------------          -----------

Cash flows from financing activities:
  Distributions to partners                            (24,063,732)          (2,445,962)
  Repurchase of limited partnership
     units                                                    --                (61,776)
                                                      ------------          -----------
     Net cash used in financing
       activities                                      (24,063,732)          (2,507,738)
                                                      ------------          -----------

     Net increase (decrease) in cash
       and cash equivalents                             (1,058,414)           2,829,068

Cash and cash equivalents:
  Beginning of period                                    7,220,155            6,303,386
                                                      ------------          -----------

  End of period                                       $  6,161,741          $ 9,132,454
                                                      ============          ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987 and acquired the three real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

     The Partnership maintained a repurchase fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, was designated for this fund which had a balance of $124,302 at December 31, 1998. In accordance with the Partnership Agreement, any amounts in this fund after December 31, 1998 were placed in Partnership reserves.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented for the Partnership's last remaining joint venture:

                             Assets and Liabilities
                             ----------------------

                                                September 30, 1999    December 31, 1998
                                                ------------------    -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $1,829,627                               $      --           $15,881,624
     Other                                                  --               742,813
     Joint venture held for disposition, net          16,674,900                --
                                                     -----------         -----------
                                                      16,674,900          16,624,437

Liabilities                                                 --               264,579
                                                     -----------         -----------

Net Assets                                           $16,674,900         $16,359,858
                                                     ===========         ===========

                             Results of Operations
                             ---------------------

                                          Nine Months Ended September 30,
                                          -------------------------------
                                              1999               1998
                                           ----------         ----------
Revenue
     Rental income                         $1,902,873         $1,569,287
                                           ----------         ----------
                                            1,902,873          1,569,287
                                           ----------         ----------

Expenses
     Operating expenses                       386,406            352,141
     Depreciation and amortization            193,425            193,425
                                           ----------         ----------
                                              579,831            545,566
                                           ----------         ----------

Net income                                 $1,323,042         $1,023,721
                                           ==========         ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.

     In November 1999, a Purchase and Sale agreement was executed to sell the Columbia Gateway Corporate Park. Although there can be no assurance that this sale will occur, it is expected to be concluded during the first quarter of 2000. This investment has been classified as Joint Venture Held for Disposition at September 30, 1999. Earnings recognized by the Partnership from this joint venture for the three and nine month periods ended September 30, 1999 were $184,576 and $403,528, respectively.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - PROPERTY
-----------------

     During the first quarter of 1999, the Puente Street investment was offered for sale with Dahlia and two other properties owned by affiliated Partnerships. After a competitive bidding process, Puente Street and one other of the affiliated Partnership properties, were sold to a single buyer on June 25, 1999. Gross sale proceeds from Puente Street were $11,770,000. The buyer had been employed by the Partnership as the property manager for this property at the time of the sale. The Partnership received net proceeds of $11,564,653 and recognized a gain of $104,973 ($1.26 per limited partnership unit). A disposition fee of $353,100 was accrued but not paid to the Advisor. On July 29, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per limited partnership unit) from the proceeds. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees of $234,897 to the Advisor.

     The Dahlia investment was sold on August 27, 1999 for a gross sales price of $9,900,000 to an unaffiliated third party. The Partnership received net proceeds of $9,730,383 and recognized a gain of $3,370,104 ($40.58 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. On October 28, 1999, the Partnership made a capital distribution of $9,456,220 ($115.00 per limited partnership unit) from the proceeds.

     In early November 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the first quarter of 2000. This investment is classified as Property Held for Disposition on the Balance Sheet.

     The following is a summary of the Partnership's investments in property (two at September 30, 1999 and four at December 31, 1998):



                                         September 30, 1999    December 31, 1998
                                         ------------------    -----------------

     Land                                   $       --            $  5,953,466
     Building and improvements                 8,461,090            24,964,136
     Accumulated depreciation                 (1,556,345)           (3,664,791)
     Investment valuation allowance                 --              (3,500,000)
     Loan to ground lessor                     1,465,874             1,524,916
     Lease commissions and other
         assets, net                             268,379             1,576,883
     Accounts receivable                         402,238               551,538
     Accounts payable                           (153,968)             (224,371)
     Property held for disposition             1,491,742             1,491,742
                                            ------------          ------------
                                            $ 10,379,010          $ 28,673,519
                                            ============          ============


     At June 30, 1999, a reclassification adjustment was made between the "Land" and "Investment valuation allowance" line items above from December 31, 1998.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $477,587 ($5.75 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, six of which have been sold: two in 1994, two in 1997 and two in 1999. As a result of the sales, capital of $41,102,296 has been returned to the limited partners through September 30, 1999. The adjusted capital contribution was reduced from $1,000 to $952 per unit in 1994, to $924 in 1995, to $616 in 1997 and to $367 in 1999.

     At September 30, 1999, the Partnership had $6,161,741 in cash and cash equivalents, of which $477,587 was used for operating cash distributions to partners on October 28, 1999. The remainder of cash and cash equivalents will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. Distributions of cash from operations relating to the third quarter of 1999 were made at the annualized rate of 4.50% on the weighted average adjusted capital contribution of $511.53. The third quarter rate decrease was a result of the sales of Puente Street and Dahlia and the consequent reduction in cash flow. Distributions of cash from operations relating to the first three quarters of 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616. The distribution rate increased for the first and second quarters of 1999 due to the increase in operational cash flow from properties during such quarters.

     The Partnership maintained a fund for the purpose of repurchasing limited partnership units pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, was designated for this fund which had a balance of $124,302 at December 31, 1998. In accordance with the Partnership Agreement, any amounts in this fund after December 31, 1998 were placed in Partnership reserves. Through December 31, 1998, the Partnership had repurchased and retired 1,063 limited partnership units for an aggregate cost of $942,188.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1999, the appraised values of the investments exceeded their related carrying values by an aggregate of approximately $1,243,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

     -- AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

     -- As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     -- AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

     -- AEW Capital Management successfully participated in industry-wide testing in August 1999.

     -- AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

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

Results of Operations
---------------------

     Santa Rita Plaza and Waters Landing II are wholly-owned properties. Puente Street and Dahlia, which were sold in June 1999 and August 1999, respectively, were also wholly-owned properties. Columbia Gateway Corporate Park is structured as a joint venture with an affiliate of the Partnership.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Operating Factors

     In November 1999, a Purchase and Sale Agreement was executed by the Partnership to sell the Columbia Gateway Corporate Park. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the first quarter of 2000. Occupancy at Columbia Gateway Corporate Park has been 100% since the first quarter of 1998.

     The Dahlia investment was sold on August 27, 1999 and the Partnership recognized a gain of $3,370,104. The property was 100% leased at the time of sale.

     During the three month period ended September 30, 1999, the Partnership incurred additional expenses of $2,732 related to the June 1999 sale of Puente Street, which subsequently reduced the overall gain to $104,973 for the nine months ended September 30, 1999. The property was 100% leased at the time of sale.

     In November 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the first quarter of 2000.

     Occupancy at Santa Rita Plaza during the third quarter of 1999 was 99%, up slightly from 97% at September 30, 1998.


Investment Activity

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1999 was $128,911 and $316,967, respectively, compared to $125,006 and $393,077 for the same periods in 1998. The three month increase of $3,905 is due to the temporary investment of proceeds from the sale of Dahlia in August 1999. The overall nine month decrease of $76,110 is due to lower average investment balances as a result of both cash contributions to the investments throughout 1998 and 1999 and the distribution of operational cash reserves made in October 1998.

     For the three and nine month periods ended September 30, 1999, real estate operations were $13,101 and $1,064,392, respectively, compared to $654,058 and $1,790,169 for the same periods in 1998. Both the three and nine month decreases are a result of: 1) the sale of Puente Street in June 1999, 2) the sale of Dahlia in August 1999, which resulted in the reversal of previously recognized straight-line rental income and 3) an increase in operating expenses incurred at the Santa Rita Plaza property for sidewalk repairs.

     Cash flow from operations decreased by approximately $600,000 between the first nine months of 1998 and 1999. This decrease is attributable to the decrease in real estate operations, as discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee remained stable for the comparative nine month periods of 1998 and 1999. The comparative three month Partnership management fee was higher in 1998 due to the timing of the distribution from operational cash reserves. General and administrative expenses remained stable for the comparative nine month periods of 1998 and 1999, while there was an increase of $6,828, or 12%, between the comparable three month periods primarily due to increases in investor servicing fees and out-of-pocket expenses due to the sale of two assets in 1999, as discussed above.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: During the quarter ended September 30, 1999, two current reports on Form 8-K were filed: one on July 9, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the June 25, 1999 sale of Puente Street, the other on September 10, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the August 27, 1999 sale of Dahlia.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



November 12, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                               Alison Husid Cutler
                               President, Chief Executive Officer
                               and Director of Managing General Partner,
                               Fifth Copley Corp.



November 12, 1999
                               /s/ Karin J. Lagerlund
                               --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fifth Copley Corp.