Form 10-K
period 1999-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 2000-03-28
CIK 806028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

               Registrants telephone number, including area code:
                                 (617) 261-9000

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

                                    Yes |X|          No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      No voting stock is held by nonaffiliates of the Registrant.

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

            At December 31, 1999, the Partnership owned the two real property investments described in A. and F. below. Two investments were sold in 1994, two investments were sold in 1997 (see C. & G. below) and three investments were sold in 1999 (see B., D. and E. below). Sales proceeds were distributed in the amount of $48 per Unit in 1994, $28 per Unit in 1995, $308 per Unit in 1997 and $249 per Unit in 1999, after the Partnership made certain strategic decisions on projects yet to be developed. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

            The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

            A. Land in Germantown, Maryland ("Waters Landing II").

            On May 26, 1987, the Partnership acquired a 60% interest in a joint venture with Waters Landing Two - Oxford Limited Partnership ("Oxford"). As of April 1, 1996, the Partnership had contributed $1,403,112 to the capital of the joint venture out of a maximum commitment of $4,682,400. The joint venture agreement entitled the Partnership to receive a monthly preferred return on its invested capital at the rate of 10.5% per annum. Prior to December 1, 1994, such monthly preferred return was permitted to accrue to the extent that the joint venture did not have sufficient cash to pay it. The joint venture agreement also entitled the Partnership to receive 60% of all remaining cash flow from operations and 60% of net sale and refinancing proceeds following the return of the Partnership's equity. The Partnership also committed to make a loan of up to $3,121,600 to Oxford for investment in the venture of which $935,408 had been funded as of April 1, 1996. Interest only on the loan was payable monthly at the rate of 10.5% per annum. The loan was due upon the sale of the joint venture's assets or the sale of Oxford's interest in the joint venture. Oxford was required to apply any cash flow received from operations of the joint venture to interest payments on the loan and to apply proceeds of financings or sales received from the joint venture to payments of the interest on and principal of the loan. The loan was secured by Oxford's interest in the joint venture. Effective April 1, 1996, Oxford's ownership interest was transferred and assigned to the Partnership and a wholly-owned affiliate of the Partnership.

            The joint venture owns approximately 8.5 acres of land in Germantown, Maryland and originally intended to construct a 144-unit apartment complex thereon. Development had been postponed due to the excess supply of apartment units in the Germantown area. During 1995, after receiving a number of feasibility studies of alternative development proposals for the site, the Managing General Partner determined development would not yield a sufficient return to justify the investment risk. In early November, 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment. This sale was concluded during the first quarter of 2000.

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

            The limited partnership owned approximately 12.9 acres of land in Fontana, California and completed construction thereon of a one-story warehouse building containing approximately 278,220 square feet of space. As of December 31, 1998, the building was 100% leased. On August 27, 1999, the property was sold at which time the Partnership received net proceeds of $9,723,207. On September 21, 1999, the Partnership made a capital distribution of $9,456,220 ($115 per Limited Partnership Unit) from sale proceeds.

            C. Office/Warehouse Buildings in Phoenix, Arizona (" University Business Park").

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

            On May 28, 1997, the property was sold, at which time the Partnership received net proceeds of $7,994,130. On June 30, 1997, the Partnership made a capital distribution of $7,579,696 ($92 per Limited Partnership Unit) from sale proceeds.

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

            The joint venture agreement entitled the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.5% per annum. Such preferred return would be payable currently until the Partnership and the Affiliate received an aggregate of $8,865,000;

thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitled the Partnership to receive 15.25% of cash flow following payment of the preferred return and 15.25% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity. Ownership of the joint venture was restructured to give the Partnership and the Affiliate full control over the business of the joint venture effective January 1, 1998.

            The joint venture owned approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed in 1992 and included the construction of four, one-story office and research and development buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994; a 46,000 square-foot building was constructed and leased to a single tenant for a lease term of ten years. As of December 31, 1998 the property was 100% leased.

            On December 20, 1999 the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate own a 29.89% and 68.11% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $6,054,250. The Partnership received its 30.5% share of the net proceeds of $5,891,032. On January 27, 2000 the Partnership made a capital distribution of $5,755,960 ($70.00 per Limited Partnership Unit) from the proceeds of the sale.

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

            The Partnership owned approximately 16.75 acres of land in Brea, California and completed renovation of an existing building thereon containing 181,200 square feet. Construction of an approximately 37,320 square foot addition was completed during the first quarter of 1989. During the last quarter of 1998, a 53,000 square-foot build-to-suit facility was completed on Partnership land. A 10-year lease for this facility commenced in November 1998. As of December 31, 1998, the other existing building was also 100% leased to two tenants.

            On June 25, 1999, the Partnership sold the property and received net proceeds of $11,211,554. On July 28, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per Limited Partnership Unit) from sale proceeds.

            F. Shopping Center in Salinas, California ("Santa Rita Plaza").

            On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum contribution from $9,500,000 to $11,350,000, of which $6,500,000 is characterized as Senior Capital and $4,850,000 is characterized as Junior Capital. As of December 31, 1999, the Partnership had contributed $11,263,539 to the capital of the joint venture. The Partnership agreement entitles the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital is due and payable ten years after the date of the Partnership's first investment of Senior Capital. The Partnership agreement also entitles the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment will accrue and bear interest at the rate of 10.5% per annum, if sufficient cash is not available therefor. At such time as the aggregate of accrued junior priority return payments total $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments will thereafter be paid currently; provided, however, that the $1,000,000 threshold will be increased by each dollar of Junior Capital which the Partnership elects not to contribute to fund its return. The Junior Capital will be due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The Partnership agreement also entitles the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

            The limited partnership has a leasehold interest in approximately
10.56 acres of land in Salinas, California (the "Land") and had completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease has a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum is payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, is also payable. As of December 31, 1999, the buildings were 98% leased.

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

---------------------------------------------------------------------------------------------------------------------------
                               Estimated
                                  1999         Number of                                             Annual
                                 Annual      Tenants with                            Square Feet    Contract
                                 Realty       10% or More     Name(s) of               of Each        Rent         Lease
             Property             Taxes         of GLA         Tenant(s)               Tenant      Per Square   Expiration
                                                                                                      Foot
---------------------------------------------------------------------------------------------------------------------------
Land in Germantown, MD          $ 2,495*          N/A         N/A                        N/A            N/A         N/A
Shopping Ctr in Salinas, CA     $145,584           2          Food Maxx                51,008         $7.22       8/2010
                                                              Ross Dress for Less      17,068        $11.03       1/200 1
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------
                                  Renewal         Line of Business
             Property             Options       of Principal Tenants

-------------------------------------------------------------------------
Land in Germantown, MD              N/A        N/A
Shopping Ctr in Salinas, CA     Three for 5    Supermarket
                                   Years
                                Three for 5    Apparel Retailer
                                   Years
-------------------------------------------------------------------------

            * Estimate includes portion up to date of sale of February 17, 2000.

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

---------------------------------------------------------------------------------------------------
           Property                Gross Leasable     Year-End        Rental       Net Effective
                                        Area          Occupancy       Revenue          Rent
                                                                    Recognized       ($/sf/yr)*
---------------------------------------------------------------------------------------------------

Land in Germantown, MD
           1995                          N/A             N/A            N/A             N/A
           1996                          N/A             N/A            N/A             N/A
           1997                          N/A             N/A            N/A             N/A
           1998                          N/A             N/A            N/A             N/A
           1999                          N/A             N/A            N/A             N/A

Shopping Center in Salinas, CA
           1995                        125,247           91%        $1,657,425        $14.31
           1996                        125,247           98%        $1,718,737        $14.56
           1997                        125,247           95%        $1,759,594        $14.60
           1998                        125,247           98%        $1,818,936        $14.97
           1999                        125,247           98%        $1,717,471        $14.28
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

Note: N/A for commercial properties indicates property was not constructed as of this date.

* Net Effective Rent calculation is based on average occupancy during the respective years.

      Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1999:

------------------------------------------------------------------------------------------------------
                                         TENANT AGING REPORT
------------------------------------------------------------------------------------------------------
           Property                # of Lease           Total            Total          Percentage of
                                   Expirations       Square Feet    Annual Contract     Gross Annual
                                                                         Rent              Rental*
------------------------------------------------------------------------------------------------------
Land in Germantown, MD
           2000                        N/A               N/A              N/A                N/A
           2001                        N/A               N/A              N/A                N/A
           2002                        N/A               N/A              N/A                N/A
           2003                        N/A               N/A              N/A                N/A
           2004                        N/A               N/A              N/A                N/A
           2005                        N/A               N/A              N/A                N/A
           2006                        N/A               N/A              N/A                N/A
           2007                        N/A               N/A              N/A                N/A
           2008                        N/A               N/A              N/A                N/A
           2009                        N/A               N/A              N/A                N/A

Shopping Center in Salinas, CA
           2000                         6               16,276           $316,232             32%
           2001                         7               30,779           $390,477             40%
           2002                         2                1,760            $27,984              3%
           2003                         3                5,162            $93,597              9%
           2004                         1                5,651            $67,812              7%
           2005                         0                    0                 $0              0%
           2006                         1                4,999            $89,982              9%
           2007                         0                    0                 $0              0%
           2008                         0                    0                 $0              0%
           2009                         0                    0                 $0              0%
------------------------------------------------------------------------------------------------------

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

      The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

--------------------------------------------------------------------------------------------------------------
                                                       Rate of                       Life        Accumulated
      Entity / Property               Tax Basis     Depreciation      Method       in years     Depreciation
--------------------------------------------------------------------------------------------------------------

Land, Germantown, MD
No Depreciable Property                      0            0.00%                                        0
                                          ----                                                      ----
Total Depreciable Assets                     0                                                         0

Shopping Center, Salinas, CA
Building & Improvements                544,266             2.5%         SL             40         45,308
Building & Improvements              8,988,874            3.18%         SL           31.5      2,966,825
                                     ---------                                                 ---------
Total Depreciable Assets             9,533,140                                                 3,012,133

Total Depreciable Assets            $9,533,140                                                $3,012,133
                                    ==========                                                ==========

--------------------------------------------------------------------------------------------------------------

SL= Straight Line

      Following is information regarding the competitive market conditions for the Partnership's last remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Shopping Center in Salinas. California

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

Item 3. Legal Proceedings.

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

            As of December 31, 1999, there were 12,055 holders of Units.

            The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners as a group totaled $29,867,676, including $26,230,732 of returned capital from the proceeds of property sales. Cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $4,0156,393.

            Cash distributions exceeded net income in 1999 and, therefore, resulted in a reduction of partners' capital. Operating cash distributions exceeded net cash provided by operating activities. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

         Item 6. Selected Financial Data

                          For Year        For Year          For Year          For Year         For Year
                          Ended or        Ended or          Ended or          Ended or         Ended or
                            as of           as of             as of             as of            as of
                         12/31/99(1)      12/31/98         12/31/97(2)        12/31/96        12/31/95(3)
                         -----------      --------         -----------        --------        -----------

Revenues                $ 3,709,675     $ 5,174,753        $17,197,366       $ 7,716,609      $ 5,522,086

Net Income              $ 5,540,881     $ 2,175,480        $13,153,920       $ 3,392,534      $ 2,248,715

Net Income
per Weighted
Average
Limited
Partnership
Unit                    $     66.71     $     26.17        $    158.07       $     40.72      $     26.96

Total Assets            $22,367,036     $40,737,607        $42,788,822       $59,590,134      $60,535,231

Total Cash
Distributions
per Limited
Partnership
Unit outstanding
for the entire
period, including
amounts distributed
after year end with
respect to
such year               $    363.23     $     48.78        $    366.45       $     55.44      $     77.36

      (1) During 1999, net income includes gains of $4,429,391 recognized on the sale of three investments. Cash distributions include a return of capital of $319 per Unit.

      (2) During 1997, net income includes a gain of $10,176,990 recognized on the sale of two investments. Cash distributions include a return of capital of $308 per Unit.

      (3) During 1995, the Partnership recorded a valuation provision on one property totaling $600,000 ($7.19 per Weighted Average Limited Partnership Unit). Cash distributions include a return of capital of $28 per Unit.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made the real estate investments described in Item 1 herein. Seven investments have been sold, one in each of June 1994, August 1994, May 1997, October 1997, June 1999, August 1999, and December 1999.

      As a result of the sales, capital of $52,120,848 has been returned to the limited partners through December 31, 1999. The adjusted capital contribution was reduced to $952 from $1,000 per Unit in 1994, then to $924 in July 1995, then to $616 in 1997 and then to $367 in 1999. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to the advisor ($234,897 in 1999, $447,745 in 1997, $183,426 in 1995 and $1,259,988 in 1994).

      At December 31, 1999, the Partnership had $12,026,888 in cash and cash equivalents, of which $339,602 was used for operating cash distributions to partners and $5,755,960 for a capital distribution to partners on January 27, 2000; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. Distributions of cash from operations relating to the third quarter of 1999 were made at the annualized rate of 4.50% on the weighted average adjusted capital contribution of $511.53. Fourth quarter 1999 distributions of cash from operations were made at the annualized rate of 4.50% on the weighted average adjusted capital contribution of $367. The third and fourth quarter rate decreases were a result of the sales of Puente Street and Dahlia and the consequent reduction in cash flow. The distribution rate increased for the first and second quarters of 1999 due to the increase in operational cash flow from properties during such quarters. Quarterly distributions of cash from operations relating to 1998 were made at the annualized rate of 5.75% on the adjusted capital contribution of $616. A special distribution from operating reserves of $1,109,457 was also made in 1998. Quarterly distributions of cash from operations relating to 1997 were made at the annualized rate of 6.25% on the adjusted capital contribution of $924 for the first and second quarters, of $832 for the third quarters, and on the weighted average adjusted contribution of $748 for the fourth quarter.

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

      The carrying value of real estate investments in the financial statements at December 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1999, the appraised value of certain investments exceeded the related carrying values by an aggregate of approximately $575,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

      Form of Real Estate Investments

      Effective January 1, 1996, the University Business Park joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership. This property was sold during 1997. Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. This property was also sold during 1997. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Dahlia investment was sold during 1999. The Puente Street investment was a wholly-owned property and was also sold during 1999. The Columbia Gateway Corporate Park investment, which was originally structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership, was restructured to give the Partnership and the affiliate of the Partnership full control over the business of joint venture effective January 1, 1998. This investment was also sold during 1999.

      Operating Factors

      As mentioned above, the University Business Park was sold on May 28, 1997 and the Partnership recognized a gain of $2,160,404. The property was 100% leased at the time of sale, consistent with December 31, 1996.

      As mentioned above, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate own a 30.5% and 69.5% interest, respectively, sold its property on December 20,1999. The Partnership recognized its 30.5% share of the gain of $957,057. The property was 100% leased at the time of sale, consistent with December 31, 1998.

      As mentioned above, the Puente Street property was sold on June 25,1999 and the Partnership recognized a gain of $104,974. The property was 100% leased at the time of sale, consistent with December 1998.

      In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Waters Landing II investment. The sale has been completed during the first quarter of 2000.

      As mentioned above, the Palms Business Center was sold on October 24, 1997 and the Partnership recognized a gain of $8,016,586. At the time of the sale, the property was 100% leased compared to 98% at December 31, 1996.

      As mentioned above, the Dahlia property was sold on August 27, 1999 and the Partnership recognized a gain of $3,367,359. The property was 100% leased at the time of sale, consistent with December 1998.

      Occupancy at Santa Rita Plaza was 98% at December 31, 1999 and 1998, and increase from 95% at December 31, 1997. Although occupancy is strong at this time, leases for another 25% of the space will expire during 2000. Renewals for these leases are being actively pursued at this time.

      Investment Results

      Interest on short-term investments and cash equivalents decreased by approximately $58,000 in 1999 as compared to 1998 as a result of lower investment balances due to the sale of Puente Street in June 1999 and Dahlia in August 1999. Interest on short-term investments and cash equivalents decreased by approximately $231,000 in 1998 as compared to 1997 as a result of lower average investment balances due to the distribution of the sales proceeds from University Business Park and the Palms Business Center that were received in May 1997 and October 1997, respectively.

      1999 Compared to 1998

      Real estate operations decreased overall by approximately $1,022,105 between 1999 and 1998. This decrease is primarily due to lower operating results from both Puente Street and Dahlia due to the sale of these assets during 1999 (partial year operations in 1999 versus full operations in 1998). Operating results at Santa Rita Plaza also decreased due to lower interest income and higher depreciation expense.

      Exclusive of payment of deferred management fees in 1999 ($153,203) cash flow from operations decreased by approximately $650,000 between 1999 and 1998. This decrease is primarily due to the decrease in operating results as well as a decrease in working capital.

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

            1999 Compared to 1998

      The Partnership management fee decreased due to a decrease in distributable cash flow from operations as a result of the sale of two assets in 1999. General and administrative expenses increased by approximately $22,000 or 9%, primarily due to state taxes which was partially offset by a decrease in appraisal fees due to three fewer assets in 1999 compared to 1998.

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

Inflation

      By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statement Schedules on page 20.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1999.

Name                      Position(s) with the Managing General Partner                 Age
----                      ---------------------------------------------                 ---

Alison Husid Cutler       President, Chief Executive Officer and Director               37
Pamela J. Herbst          Vice President and Director                                   44
J. Grant Monahon          Vice President and Director                                   54
James J. Finnegan         Vice President                                                39
Karin J. Lagerlund        Treasurer and Principal Financial and Accounting Officer      35

      (c) Identification of Certain Significant Employees.

      None.

      (d) Family Relationships.

      None.

      (e) Business Experience.

            The Managing General Partner was incorporated in Massachusetts on October 23, 1986. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst directs AEW Capital Management, L.P.'s ("AEW Capital Management") Institutional Real Estate Services, with oversight responsibility for direct equity investing and the asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW the predecessor of Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

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

The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999. Cash distributions to General Partners include amounts distributed after year end with respect to 1999.

                                                                                        Amount of
                                                                                    Compensation and
Receiving Entity                     Type of Compensation                             Reimbursement
----------------                     --------------------                             -------------

General Partners                     Share of Distributable Cash                       $   36,736

AEW Real Estate Advisors, Inc.       Management Fees and                                  380,331
(formerly known as Copley Real       Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities               Servicing Fees plus out-of-
Corporation                          pocket reimbursements                                 22,679
                                                                                       ----------

                                     TOTAL                                             $  439,746
                                                                                       ==========

            For the year ended December 31, 1999 the Partnership allocated $67,395 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners

            No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

            Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.

            The General Partners of the Partnership owned no Units at December 31, 1999.

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

            (b) Reports on Form 8-K. No current reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

            (c) Reports on Form 8-K/A. The Partnership filed two current reports on Form 8-K/A dated December 7, 1999. One reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the June 25, 1999 sale of Puente Street, the other reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the August 27, 1999 sale of Dahlia.

                       New England Pension Properties V;

                       A Real Estate Limited Partnership




                             Financial Statements

                             ********************




                               December 31, 1999

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 1999 and 1998

      Statements of Operations - Years ended December 31, 1999, 1998 and 1997

      Statements of Partners' Capital (Deficit) - Years ended December 31, 1999,
        1998 and 1997

      Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

      Notes to Financial Statements

Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation at December 31,
        1999


        All other schedules are omitted because they are not applicable.

                        Report of Independent Accountants

To the Partners of New England Pension Properties V; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 21, 2000

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                           December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Assets

Real estate investments:
  Property, net                                    $  8,695,906    $ 27,181,777
  Joint ventures                                        152,500       4,843,933
                                                   ------------    ------------
                                                      8,848,406      32,025,710

Property held for disposition, net                    1,491,742       1,491,742

Cash and cash equivalents                            12,026,888       7,220,155
                                                   ------------    ------------

                                                   $ 22,367,036    $ 40,737,607
                                                   ============    ============

Liabilities and Partners' Capital

Accounts payable                                   $     93,275    $    122,505
Accrued management fees                                  16,963          36,391
Deferred management and disposition fees              1,930,523       1,251,998
                                                   ------------    ------------
Total liabilities                                     2,040,761       1,410,894
                                                   ------------    ------------

Partners' capital (deficit):
  Limited partners ($367 and $616 per unit;
  respectively, 160,000 units authorized,
  82,228 issued and outstanding,)                    20,339,363      39,354,545
  General partners                                      (13,088)        (27,832)
                                                   ------------    ------------
Total partners' capital                              20,326,275      39,326,713
                                                   ------------    ------------

                                                   $ 22,367,036    $ 40,737,607
                                                   ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                        Year ended December 31,
                                              --------------------------------------------
                                                  1999            1998            1997
                                              ------------    ------------    ------------

Investment Activity

Property rentals                              $  2,707,017    $  4,103,360    $  5,775,821
Interest income on loan to ground lessor           135,330         142,492         180,821
Property operating expenses                       (828,020)       (949,126)     (1,559,211)
Ground rent expense                               (390,000)       (390,000)       (390,000)
Depreciation and amortization                     (739,415)     (1,003,722)     (1,315,384)
                                              ------------    ------------    ------------
                                                   884,912       1,903,004       2,692,047

Equity in joint venture earnings                   436,427         440,440         343,841
                                              ------------    ------------    ------------
     Total real estate operations                1,321,339       2,343,444       3,035,888

Gain on sale of investment in joint venture        957,057              --              --
Gain on sales of property                        3,472,334              --      10,176,990
                                              ------------    ------------    ------------

     Total real estate activity                  5,750,730       2,343,444      13,212,878

Interest on cash equivalents
      and short-term investments                   430,901         488,461         719,893
                                              ------------    ------------    ------------

     Total investment activity                   6,181,631       2,831,905      13,932,771
                                              ------------    ------------    ------------

Portfolio Expenses

Management fee                                     363,331         401,138         481,045
General and administrative                         277,419         255,287         297,806
                                              ------------    ------------    ------------
                                                   640,750         656,425         778,851
                                              ------------    ------------    ------------
Net Income                                    $  5,540,881    $  2,175,480    $ 13,153,920
                                              ============    ============    ============

Net income per weighted average limited
     partnership unit                         $      66.71    $      26.17    $     158.07
                                              ============    ============    ============

Cash distributions per limited partnership
     unit outstanding for the entire year     $     297.96           51.61    $     368.62
                                              ============    ============    ============

Weighted average number of limited
     partnership units outstanding during
     the year                                       82,228          82,309          82,385
                                              ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                  Year ended December 31,
                               --------------------------------------------------------------------------------------------
                                           1999                            1998                           1997
                               ----------------------------    ----------------------------    ----------------------------
                                     General        Limited          General        Limited         General         Limited
                                    Partners       Partners         Partners       Partners        Partners        Partners

Balance at beginning of year   $    (27,832)   $ 39,354,545    $     (6,663)   $ 41,511,957    $    (87,745)   $ 58,916,206

Repurchase of limited
  partnership units                      --              --              --         (61,776)             --         (67,176)

Cash distributions                  (40,665)    (24,500,654)        (42,924)     (4,249,361)        (50,457)    (30,359,454)

Net income                           55,409       5,485,472          21,755       2,153,725         131,539      13,022,381
                               ------------    ------------    ------------    ------------    ------------    ------------

Balance at end of year         $    (13,088)   $ 20,339,363    $    (27,832)   $ 39,354,545    $     (6,663)   $ 41,511,957
                               ============    ============    ============    ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                            --------------------------------------------
                                                                                1999            1998            1997
                                                                            ------------    ------------    ------------

Cash flows from operating activities:
    Net income                                                              $  5,540,881    $  2,175,480    $ 13,153,920

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            739,415       1,003,722       1,315,384
        Gain on sale of investment in joint venture                             (957,057)             --              --
        Gain on sales of property                                             (3,472,334)             --     (10,176,990)
        Increase in property deferred lease commissions                          (67,465)       (224,692)       (106,319)
        Equity in joint venture earnings                                        (436,427)       (440,440)       (343,841)
        Cash distributions from joint
          ventures                                                               374,058         430,606         228,086
        Decrease in investment
          income receivable                                                           --          64,217          19,093
        Decrease (increase) in property
          working capital                                                        598,955        (208,803)       (333,224)
        Payment of deferred management fee                                      (153,203)             --        (447,745)
        Increase (decrease) in operating liabilities                             (48,658)        127,366         179,100
                                                                            ------------    ------------    ------------
        Net cash provided by operating
          activities                                                           2,118,165       2,927,456       3,487,464
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
    Net proceeds from sale of investments                                     26,347,165              --      25,026,889
    Deferred disposition fees                                                    831,728              --         790,500
    Investments in property                                                      (28,602)     (2,027,390)       (249,274)
    Repayments received on loan to ground lessor                                  79,596          72,951          66,860
    Decrease in short-term investments, net                                                    4,297,813       2,951,755
                                                                            ------------    ------------    ------------
Net cash provided by investing activities                                     27,229,887       2,343,374      28,586,730
                                                                            ------------    ------------    ------------

Cash flows from financing activities:
    Distributions to partners                                                (24,541,319)     (4,292,285)    (30,409,911)
    Repurchase of limited partnership units                                           --         (61,776)        (67,176)
                                                                            ------------    ------------    ------------
    Net cash used in financing activities                                    (24,541,319)     (4,354,061)    (30,477,087)
                                                                            ------------    ------------    ------------

    Net increase in cash and cash
        equivalents                                                            4,806,733         916,769       1,597,107

Cash and cash equivalents:
    Beginning of year                                                          7,220,155       6,303,386       4,706,279
                                                                            ------------    ------------    ------------
    End of year                                                             $ 12,026,888    $  7,220,155    $  6,303,386
                                                                            ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

      General

      New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987 and acquired the two real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate.

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

      Management

      AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1999, $17,000 in 1998, and $17,004 in 1997).
Acquisition
fees were based on 2% of gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,889,943 and $1,058,215 at December 31, 1999 and 1998, respectively.

      New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $22,679, $20,852 and $19,601, in 1999, 1998 and 1997, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Real Estate Joint Ventures

      Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership has one joint venture jointly owned with an affiliate of the Partnership which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

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

      Realizability of Real Estate Investments

      The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposition of property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

      Cash Equivalents

      Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

      Deferred Disposition Fees

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

      Segment Data

      Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - REAL ESTATE JOINT VENTURES

      The Partnership had invested in nine real estate joint ventures, each organized as general partnerships with a real estate development/management firm and, in two cases, with an affiliate of the Partnership. Two joint venture projects were sold in 1994, one joint venture was sold in 1999, three joint ventures were converted to wholly-owned investments in 1995 and two joint ventures were converted to wholly-owned investments in 1996. Joint venture investments are in either of two forms. In one form, the Partnership makes an equity contribution which is subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing transactions. In the second form of joint venture, the Partnership makes an equity contribution to the venture, subject to preferential returns, and also makes a loan to its venture partner which, in turn, contributes the proceeds to the venture. The loans bear interest at a specified rate, mature in full in ten years, and are secured by the venture partner's interest in the venture. These loans have been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits in proportion to ownership interests and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

      The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate development/management firms or their affiliates also provide various services to the respective joint ventures for a fee.

         The following is a summary of cash invested in the Partnership's remaining joint venture, net of returns of capital and excluding acquisition fees:

                                         Original          December 31,
Investment/                 Rate of      Ownership  --------------------------
Location             Return/Interest     Interest      1999          1998
--------             ---------------     --------   ----------    ------------

Columbia Gateway
Corporate Park
Columbia, MD                  10.5%       29.89%    $  152,500    $  5,517,497

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

      Columbia Gateway Corporate Park

      On December 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and an affiliate of Manekin Corporation to construct and operate seven research and development /office buildings, of which six have been constructed to date. The Partnership committed to make a $6,402,000 equity contribution to the joint venture. The Partnership and New England Life Pension Properties IV (the "Affiliate") collectively had a 50% ownership interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture was restructured to give the Partnership and its Affiliate additional control over the business of the joint venture effective January 1, 1998 and are entitled to 30.5% and 69.5%, respectively, of the operating activity of the joint venture.

      On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate own a 29.89% and 68.11% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $6,054,250. The Partnership received its 30.5% share of the net proceeds, $5,891,032 after closing costs, and recognized a gain of $957,057 ($11.52 per Limited Partnership
Unit) on the sale. On January 27, 2000 the Partnership made a capital distribution of $5,755,960 ($70.00 per Limited Partnership Unit) from the proceeds of the sale. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to AEW Real Estate Advisors, Inc. of $23,617. At December 31, 1999, $152,500 remained in the joint venture pending distribution.

Summarized Financial Information

      The following summarized financial information is presented in the aggregate for Columbia Gateway Corporate Park joint venture:

                             Assets and Liabilities

                                                           December 31,
                                                    --------------------------
                                                       1999           1998
                                                    ---------     ------------
Assets
     Real property, at cost less accumulated
       depreciation of $1,829,627                   $      --     $ 15,881,624
     Other                                            539,968          742,813
                                                    ---------     ------------
                                                      539,968       16,624,437

Liabilities                                            (8,425)        (264,579)
                                                    ---------     ------------

Net assets                                            531,543     $ 16,359,858
                                                    =========     ============

                              Result of Operations

                                                Year ended December 31,
                                          --------------------------------------
                                             1999          1998         1997
                                          ----------    ----------    ----------
Revenue
   Rental income                          $1,994,186    $2,312,692    $1,953,704
   Other income                              115,948        15,809            20
                                          ----------    ----------    ----------
                                           2,110,134     2,328,501     1,953,724
                                          ----------    ----------    ----------

Expenses
   Operating expenses                        485,802       560,829       461,780
   Depreciation and amortization             193,425       323,605       364,595
                                          ----------    ----------    ----------
                                             679,227       884,434       826,375
                                          ----------    ----------    ----------
Net Income                                $1,430,907    $1,444,067    $1,127,349
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

      On October 24, 1997, the Partnership sold the Palm Business Center III & IV property for $18,000,000. The Partnership received net proceeds of $17,823,259 and recognized a gain of $8,016,586 ($96.39 per Limited Partnership Unit at December 31, 1997). A disposition fee of $540,000 was accrued but not paid to AEW. On November 25, 1997, the Partnership made a capital distribution of $17,784,576 ($216 per Limited Partnership Unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to AEW Real Estate Advisors, Inc. of $59,424.

      Santa Rita Plaza

      Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, giving the Partnership control over management decisions. Accordingly, the investment is being accounted for as a wholly-owned property as of that date. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets. On this same date, the Partnership made a fifteen-year loan in the amount of $1,750,000 to the ground lessor, which used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture. The Partnership can require full payment of the loan after August 1, 2000. The ground lease requires an annual base payment of $390,000 per year through 2063, plus 11.55% of rents, as defined.

      The buildings and improvements (a shopping center in Salinas, California) are being depreciated over 25 years beginning August 1, 1995. The loan to the ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15 year amortization schedule, and is collateralized by the ground lessor's interest in the Santa Rita Plaza land.

      Dahlia

      Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, giving the Partnership control over management decisions. Accordingly, the investment is being accounted for as a wholly-owned property as of that date. The carrying value at conversion ($7,413,175) was allocated to land, building and improvements, and other net operating assets.

      The buildings and improvements (a warehouse facility in Fontana, California) were being depreciated over 25 years beginning September 1, 1995.

      On August 27, 1999, the Partnership sold the Dahlia property for $9,900,000. The Partnership received net proceeds of $9,723,207 and recognized a gain of $3,367,359 ($40.54 per Limited Partnership Unit). A disposition fee of $297,000 was accrued but not paid to AEW Real Estate Advisors, Inc. On September 21, 1999, the Partnership made a capital distribution of $9,456,220 ($115 per Limited Partnership Unit) from the sale proceeds.

      Puente Street

      Effective June 1, 1991, the Partnership assumed total ownership of this property due to the venture partner's inability to fund its proportionate share of operating deficits. The property originally included an industrial building, together with a parking lot and storage area, in Brea, California. During the fourth quarter of 1998, a 53,000 square-foot build-to-suit facility was completed on Partnership land.

      The original building and improvements were being depreciated over 30 years beginning June 1, 1991. The depreciation of the new building was also over a 30-year period, commencing during the fourth quarter of 1998.

      On June 25, 1999, the Partnership sold the Puente Street property for $11,770,000. The Partnership received net proceeds of $11,211,554 and recognized a gain of $104,975 ($1.26 per Limited Partnership Unit). A disposition fee of $353,100 was accrued but not paid to AEW Real Estate Advisors, Inc. On July 28, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per Limited Partnership Unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay deferred management fees to AEW Real Estate Advisors, Inc. of $234,897.

      University Business Park

      Effective January 1, 1996, the University Business Park joint venture was dissolved and the venture partner's ownership interest was assigned to the Partnership. The carrying value of the joint venture investment at conversion ($5,630,581) was allocated to land, building and improvements and other net operating assets.

      The building and improvements (five industrial buildings in Phoenix, Arizona) were being depreciated over 25 years, beginning January 1, 1996.

      The University Business Park property was sold on May 28, 1997. The Partnership received net proceeds of $7,994,130 and recognized a gain of $2,160,404 ($25.96 per Limited Partnership Unit at June 30, 1997). A disposition fee of $250,500 was accrued but not paid to AEW Real Estate Advisors, Inc. On June 30, 1997, the Partnership made a capital distribution of $7,579,696 ($92 per Limited Partnership Unit) from the proceeds. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to AEW Real Estate Advisors, Inc. of $388,320.

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

      In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Waters Landing II investment. During the first quarter of 2000 the Partnership sold this investment at a gain of approximately $561,000.

      The following is a summary of the Partnership's investments in property (two at December 31, 1999 and four at December 31, 1998):

                                                         December 31,
                                               --------------------------------
                                                   1999                1998
                                               ------------        ------------
Land                                           $         --        $  5,953,466
Buildings and improvements                        8,480,975          24,964,136
Accumulated depreciation                         (1,665,207)         (3,664,791)
Impairment provision                                     --          (3,500,000)
Loan to ground lessor                             1,445,320           1,524,916
Lease commissions and
   other assets, net                                249,698           1,576,883
Accounts receivable                                 311,195             551,538
Accounts payable                                   (126,075)           (224,371)
Property held for disposition                     1,491,742           1,491,742
                                               ------------        ------------
                                               $ 10,187,648        $ 28,673,519
                                               ============        ============

      The Partnership recognized a net loss of $22,217 and net income of $12,500 for the years ended 1998 and 1999, respectively, from the Waters Landing investment which was held for disposition at December 31, 1998 and 1999.

      Tenant leases provide for minimum rents, subject to periodic adjustment. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at all of the Partnership's properties are as follows: $1,340,115 in 2000; $905,504 in 2001; $757,484 in 2002; $753,673 in 2003; $598,269 in 2004, and
$3,064,825 thereafter.

NOTE 5 - INCOME TAXES

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                Year ended December 31,
                                      --------------------------------------------
                                          1999            1998            1997
                                      ------------    ------------    ------------
Net income per financial statements   $  5,540,881    $  2,175,480    $ 13,153,920
Timing differences:
  Joint venture earnings                   409,810          77,713          48,147
  Property rentals                         (44,057)         34,398         (11,223)
  Expenses                                (151,748)        147,427        (258,142)
  Depreciation and amortization            (33,681)        (64,957)        (51,506)

  Investment valuation allowances               --              --              --
  Gain on sale                             396,197              --        (614,595)
                                      ------------    ------------    ------------

Taxable income                        $  6,117,402    $  2,370,061    $ 12,266,601
                                      ============    ============    ============

NOTE 6 - PARTNERS' CAPITAL

      Allocation of net income from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $952 in 1994, then to $924 in 1995, then to $616 in 1997, and further reduced to $367 in 1999 as a result of the return of capital from the sale of seven investments. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 7 - SUBSEQUENT EVENT

      Distributions of cash from operations relating to the quarter ended December 31, 1999 were made on January 27, 2000 in the aggregate amount of $343,032 ($4.13 per Limited Partnership Unit), as well as a capital distribution of $5,755,960 ($70 per Limited Partnership Unit) from the net sale proceeds of Columbia Gateway Corporate Park. See Note 4 for discussion of investment sale on February 17, 2000.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
AT DECEMBER 31, 1999

                                                       Initial Cost to the Partnership
                                     -------------------------------------------------------------------


                                                                    Lease Comm.
                                                    Buildings &       & Other             Other Net
           Description                   Land      Improvements    Capital Costs    Assets (Liabilities)
--------------------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street (See Note A)         $3,985,498     $8,542,701      $1,273,000              ($619)

Las Vegas, NV.
- Palms Business Center
  III and IV (See Note A)             2,195,482      7,783,981         115,493            213,309

Fontana, CA.
- Dahlia (See Note A)                 1,367,969      5,471,878         227,625            345,703

Salinas, CA
- Santa Rita Plaza (See Note A)               0      8,056,722         196,574          1,963,363

Germantown, MD
- Waters Landing II (See Note A)      2,091,742              0               0                  0

Phoeniz, AZ
- University Business Park            1,834,355      3,724,297          86,200            (14,271)

                                  ------------------------------------------------------------------------
Total Wholly-Owned Property          11,475,046    $33,579,579      $1,898,892         $2,507,485
                                  ========================================================================

(1) Represents remaining working
    capital at 12/31/99

29.89% interest in Columbia
Gateway Corporate Park             ---------------------------- See Note B -------------------------------
Partnership. Develop and operate
office/ R&D bldgs. in Columbia, MD

                                   -----------------------------------------------------------------------
   Total Joint Ventures
                                   =======================================================================

                                                                  Costs Subsequent to Acquisition
                                     -------------------------------------------------------------------------------------
                                                                       Write off of
                                                                          Lease
                                        Buildings     Write off of     Commissions                          Change in
                                           and           Tenant          & Other        Write down          Other Net
           Description                Improvements    Improvements      Cap. Costs      Of Property   Assets (Liabilities)
--------------------------------------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street (See Note A)            $2,711,872      ($409,228)     ($1,273,000)    ($2,900,000)        $1,255,687

Las Vegas, NV.
- Palms Business Center
  III and IV (See Note A)                   65,573              0                0               0            (75,052)

Fontana, CA.
- Dahlia (See Note A)                      194,540              0                0               0           (493,348)

Salinas, CA
- Santa Rita Plaza (See Note A)            424,253              0                0               0             18,220

Germantown, MD
- Waters Landing II (See Note A)                 0              0                0        (600,000)                 0

Phoeniz, AZ
- University Business Park                 121,932              0                0               0            100,462

                                   ---------------------------------------------------------------------------------------
Total Wholly-Owned Property             $3,518,170      ($409,228)     ($1,273,000)    ($3,500,000)          $805,969
                                   =======================================================================================

(1) Represents remaining working
    capital at 12/31/99

29.89% interest in Columbia
Gateway Corporate Park             ------------------------------------- See Note B --------------------------------------
Partnership. Develop and operate
office/ R&D bldgs. in Columbia, MD

                                   ---------------------------------------------------------------------------------------
   Total Joint Ventures
                                   =======================================================================================

                                                                      Balance at end of year
                                    -------------------------------------------------------------------------------------------
                                                                                                                Accumulated
                                                  Buildings &      Other        Disposal                        Depreciation
           Description                  Land      Improvements  Net Assets     of Assets         Total        and Amortization
-------------------------------------------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street (See Note A)        $ 3,985,498    $7,945,345   $1,255,068   ($13,229,807)      ($43,896)(1)             $0

Las Vegas, NV.
- Palms Business Center
  III and IV (See Note A)             2,195,482     7,849,554      253,750    (10,298,786)             0                 $0

Fontana, CA.
- Dahlia (See Note A)                 1,367,969     5,666,418       79,980     (7,072,049)        42,318(1)              $0

Salinas, CA
- Santa Rita Plaza (See Note A)               0     8,480,975    2,178,157              0     10,659,132        ($1,960,418)

Germantown, MD
- Waters Landing II (See Note A)      1,491,742             0            0              0      1,491,742                 $0

Phoeniz, AZ
- University Business Park            1,834,355     3,846,229      172,391     (5,854,205)        (1,230)(1)             $0

                                  ---------------------------------------------------------------------------------------------
Total Wholly-Owned Property         $10,875,046   $33,788,521   $3,939,346   ($36,454,847)   $12,148,066        ($1,960,418)
                                  =============================================================================================

(1) Represents remaining working
    capital at 12/31/99

29.89% interest in Columbia
Gateway Corporate Park             -------------- See Note B -------------                      $152,500               N/A
Partnership. Develop and operate
office/ R&D bldgs. in Columbia, MD

                                   ---------------------------------------------------------------------
   Total Joint Ventures                                                                         $152,500
                                   =====================================================================

                                                Date of                    Date             Depreciable
           Description                       Construction                Acquired               Life
--------------------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street (See Note A)                      1989                     6/1/91            30 Years

Las Vegas, NV.
- Dahlia (See Note A)                           Lease-up                 03/07/1988          25 Years

Fontana, CA.
- Santa Rita Plaza (See Note A)                   1990                   09/21/1987          25 Years

Salinas, CA
- Santa Rita Plaza (See Note A)                   1990                   02/01/1989          25 Years

Germantown, MD                                   To be
- Waters Landing II (See Note A)             Constructed                 05/26/1987            Land

Phoeniz, AZ
- University Business Park                        1991                   09/30/1987          30 Years


Total Wholly-Owned Property


(1) Represents remaining working
capital at 12/31/99

29.89% interest in Columbia
Gateway Corporate Park                       Phase I - 1990              12/21/87            50 Years
Partnership. Develop and operate
office/ R&D bldgs. in Columbia, MD           Phase II -  Under Construction

   Total Joint Ventures

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III
AT DECEMBER 31, 1999


                                         Balance     Conversion to    Additions to      Additions/                      Change in
                                          as of      Wholly-Owned        Lease         Deletions to   Write Down    Property Working
           Description                  12/31/1996     Property       Commissions        Property     of Property        Capital
----------------------------------   -----------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                       $11,093,924           $0           $88,482         $261,312            $0          ($19,065)

Las Vegas, NV.
- Palms Business Center III and IV     10,312,355            0             5,011                0             0           (23,572)

Fontana, CA.
- Dahlia                                7,087,978            0                 0            6,727             0            30,597

Salinas, CA
- Santa Rita Plaza                     10,546,354            0             5,273          (76,000)            0            94,266

Germantown, MD
- Waters Landing II                     1,491,742            0                 0                0             0                 0

Phoenix, AZ
- University Business Park              5,643,154            0             7,553           57,235             0           184,137

                                     -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property           $46,175,507           $0          $106,319         $249,274            $0          $266,363
                                     ===============================================================================================

                                                                               12/31/1996            1997               1997
                                                         Balance               Accumulated       Depreciation       Depreciation
                                        Disposal          As of             Depreciation and   and Amortization   and Amortization
           Description                  Of Asset        12/31/1997            Amortization          Expense           Subtotal
----------------------------------   -----------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                                $0       $11,424,653           $1,516,146          ($248,140)         $1,764,286

Las Vegas, NV.
- Palms Business Center III and IV    (10,298,786)           (4,992)   (1)       741,484           (290,629)         $1,032,113

Fontana, CA.
- Dahlia                                        0         7,125,302              301,593           (258,789)           $560,382

Salinas, CA
- Santa Rita Plaza                              0        10,569,893              604,074           (428,362)         $1,032,436

Germantown, MD
- Waters Landing II                             0         1,491,742                    0                  0                  $0

Phoenix, AZ
- University Business Park             (5,854,206)           37,873    (1)       183,456            (87,524)           $270,980

                                     -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property          ($16,152,992)      $30,644,471           $3,346,753        ($1,313,444)         $4,660,197
                                     ===============================================================================================

                                                       12/31/1997
                                                      Accumulated
                                       Disposal       Depreciation
           Description                 of Asset     and Amortization
----------------------------------   ---------------------------------
Brea, CA.
- Puente Street                                        $1,764,286

Las Vegas, NV.
- Palms Business Center III and IV    (1,032,113)               0

Fontana, CA.
- Dahlia                                                  560,382

Salinas, CA
- Santa Rita Plaza                                      1,032,436

Germantown, MD
- Waters Landing II                                             0

Phoenix, AZ
- University Business Park              (270,980)               0

                                     ---------------------------------
Total Wholly-Owned Property          ($1,303,093)      $3,357,104
                                     =================================

(1) Represents remaining working capital at 12/31/97


                                       Balance     Conversion to    Additions to    Additions/                       Change in
                                        as of      Wholly-Owned        Lease       Deletions to    Write Down    Property Working
           Description                12/31/1997     Property       Commissions      Property      of Property        Capital
----------------------------------   ----------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                       $11,424,653        $0            $73,988      $1,671,440         $0             $2,785

Las Vegas, NV.
- Palms Business Center III and IV         (4,992)        0                  0               0          0              4,992

Fontana, CA.
- Dahlia                                7,125,302         0            129,939         187,813          0             89,160

Salinas, CA
- Santa Rita Plaza                     10,569,893         0             20,765         168,137          0             65,440

Germantown, MD
- Waters Landing II                     1,491,742         0                  0               0          0                  0

Phoenix, AZ
- University Business Park                 37,873         0                  0               0          0            (26,525)

                                     ----------------------------------------------------------------------------------------------
Total Wholly-Owned Property           $30,644,471        $0           $224,692      $2,027,390         $0           $135,852
                                     ==============================================================================================

                                                                         12/31/1997             1998              1998
                                                      Balance            Accumulated        Depreciation      Depreciation
                                       Disposal        As of          Depreciation and   and Amortization    and Amortization
           Description                 Of Asset      12/31/1998         Amortization           Expense          Subtotal
----------------------------------    -----------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                          $0        $13,172,866           $1,764,286           ($267,350)       $2,031,636

Las Vegas, NV.
- Palms Business Center III and IV        0                  0                    0                   0                $0

Fontana, CA.
- Dahlia                                  0          7,532,214              560,382            (291,033)         $851,415

Salinas, CA
- Santa Rita Plaza                        0         10,824,235            1,032,436            (443,399)       $1,475,835

Germantown, MD
- Waters Landing II                       0          1,491,742                    0                   0                $0

Phoenix, AZ
- University Business Park                0             11,348   (1)              0                   0                $0

                                      -----------------------------------------------------------------------------------------
Total Wholly-Owned Property              $0        $33,032,405           $3,357,104         ($1,001,782)       $4,358,886
                                      =========================================================================================

                                                       12/31/1998
                                                      Accumulated
                                       Disposal       Depreciation
           Description                 of Asset     and Amortization
-----------------------------------   --------------------------------
Brea, CA.
- Puente Street                                        $2,031,636

Las Vegas, NV.
- Palms Business Center III and IV                              0

Fontana, CA.
- Dahlia                                                  851,415

Salinas, CA
- Santa Rita Plaza                                      1,475,835

Germantown, MD
- Waters Landing II                                             0

Phoenix, AZ
- University Business Park                                      0

                                      --------------------------------
Total Wholly-Owned Property                  $0        $4,358,886
                                      ================================

(1) Represents remaining working capital at 12/31/98


                                       Balance     Conversion to    Additions to    Additions/                       Change in
                                        as of      Wholly-Owned        Lease       Deletions to    Write Down    Property Working
           Description                12/31/1998     Property       Commissions      Property      of Property        Capital
----------------------------------   --------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                      $13,172,866       $0           $11,131            $2,354        $0                 ($440)

Las Vegas, NV.
- Palms Business Center III and IV             0        0                 0                 0         0                     0

Fontana, CA.
- Dahlia                               7,532,214        0                 0                 0         0              (417,847)

Salinas, CA
- Santa Rita Plaza                    10,824,235        0            56,334            26,248         0              (247,685)

Germantown, MD
- Waters Landing II                    1,491,742        0                 0                 0         0                     0

Phoenix, AZ
- University Business Park                11,348        0                 0                 0         0               (12,578)

                                     --------------------------------------------------------------------------------------------
Total Wholly-Owned Property          $33,032,405       $0           $67,465           $28,602        $0             ($678,550)
                                     ============================================================================================

                                                                                12/31/1998              1998              1998
                                                        Balance                 Accumulated         Depreciation      Depreciation
                                         Disposal        As of               Depreciation and     and Amortization  and Amortization
           Description                   Of Asset      12/31/1999              Amortization            Expense          Subtotal
----------------------------------   -----------------------------------------------------------------------------------------------
Brea, CA.
- Puente Street                       ($13,229,807)       ($43,896)    (1)     $2,031,636              ($91,591)        $2,123,227

Las Vegas, NV.
- Palms Business Center III and IV               0               0                      0                     0                 $0

Fontana, CA.
- Dahlia                                (7,072,049)         42,318     (1)        851,415              (161,786)        $1,013,201

Salinas, CA
- Santa Rita Plaza                               0      10,659,132              1,475,835              (484,583)        $1,960,418

Germantown, MD
- Waters Landing II                              0       1,491,742                      0                     0                 $0

Phoenix, AZ
- University Business Park                       0          (1,230)    (1)              0                     0                 $0

                                     -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property            (20,301,856)    $12,148,066             $4,358,886             ($737,960)        $5,096,846
                                     ===============================================================================================

                                                        12/31/1999
                                                       Accumulated
                                        Disposal       Depreciation
           Description                  of Asset     and Amortization
----------------------------------   -----------------------------------
Brea, CA.
- Puente Street                        ($2,123,227)                $0

Las Vegas, NV.
- Palms Business Center III and IV                                  0

Fontana, CA.
- Dahlia                                (1,013,201)                 0

Salinas, CA
- Santa Rita Plaza                                          1,960,418

Germantown, MD
- Waters Landing II                                                 0

Phoenix, AZ
- University Business Park                                          0

                                     -----------------------------------
Total Wholly-Owned Property            ($3,136,428)        $1,960,418
                                     ===================================

(1) Represents remaining working capital at 12/31/99

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III - NOTE B
AT DECEMBER 31, 1999

                                                                                                                         CASH
                                                    BALANCE          CASH           EQUITY IN     1997 AMORTIZATION   DISTRIBUTED
                                    PERCENT OF       AS OF      INVESTMENTS IN       INCOME/         OF DEFERRED         FROM
      DESCRIPTION                    OWNERSHIP    12/31/1996    JOINT VENTURES       (LOSS)       ACQUISITION FEES   JOINT VENTURE
------------------------------------------------------------------------------------------------------------------------------------

Columbia Gateway Corporate Park       15.25%       4,722,223               0          343,841             (1,939)       (228,086)

                                                ------------------------------------------------------------------------------------
                                                  $4,722,223              $0         $343,841            ($1,939)      ($228,086)
                                                ====================================================================================


                                                                        CONVERSION TO        BALANCE
                                      WRITE-DOWN        DISPOSAL        WHOLLY-OWNED          AS OF
      DESCRIPTION                     OF PROPERTY      OF PROPERTY        PROPERTY         12/31/1997
--------------------------------------------------------------------------------------------------------

Columbia Gateway Corporate Park             0                 0                  0         4,836,039

                                    --------------------------------------------------------------------
                                           $0                $0                 $0        $4,836,039
                                    ====================================================================

                                                                                                                         CASH
                                                    BALANCE          CASH           EQUITY IN     1998 AMORTIZATION   DISTRIBUTED
                                    PERCENT OF       AS OF      INVESTMENTS IN       INCOME/         OF DEFERRED         FROM
      DESCRIPTION                    OWNERSHIP    12/31/1997    JOINT VENTURES       (LOSS)       ACQUISITION FEES   JOINT VENTURE
-----------------------------------------------------------------------------------------------------------------------------------

Columbia Gateway Corporate Park       15.25%       4,836,039               0          440,440             (1,940)       (430,606)

                                                -----------------------------------------------------------------------------------
                                                  $4,836,039              $0         $440,440            ($1,940)      ($430,606)
                                                ===================================================================================


                                                                        CONVERSION TO        BALANCE
                                      WRITE-DOWN        DISPOSAL        WHOLLY-OWNED          AS OF
      DESCRIPTION                     OF PROPERTY      OF PROPERTY        PROPERTY         12/31/1998
--------------------------------------------------------------------------------------------------------

Columbia Gateway Corporate Park             0                 0                  0         4,843,933

                                    --------------------------------------------------------------------
                                           $0                $0                 $0        $4,843,933
                                    ====================================================================

                                                                                                                         CASH
                                                    BALANCE          CASH           EQUITY IN     1998 AMORTIZATION   DISTRIBUTED
                                    PERCENT OF       AS OF      INVESTMENTS IN       INCOME/         OF DEFERRED         FROM
      DESCRIPTION                    OWNERSHIP    12/31/1998    JOINT VENTURES       (LOSS)       ACQUISITION FEES   JOINT VENTURE
------------------------------------------------------------------------------------------------------------------------------------

Columbia Gateway Corporate Park       29.89%       4,843,933               0          436,427             (1,455)       (374,058)

                                                ------------------------------------------------------------------------------------
                                                  $4,843,933              $0         $436,427            ($1,455)      ($374,058)
                                                ====================================================================================


                                                                        CONVERSION TO        BALANCE
                                      WRITE-DOWN        DISPOSAL        WHOLLY-OWNED          AS OF
      DESCRIPTION                     OF PROPERTY      OF PROPERTY        PROPERTY         12/31/1999
--------------------------------------------------------------------------------------------------------

Columbia Gateway Corporate Park                      (4,752,347)                 0           152,500

                                    --------------------------------------------------------------------
                                           $0       ($4,752,347)                $0          $152,500
                                    ====================================================================

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

Balance Sheet - December 31, 1998 and 1997

Statement of Income - For the Years ended December 31, 1998, 1997 and 1996

Statement of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statement of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

                             GATEWAY 51 PARTNERSHIP

                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                                DECEMBER 31, 1998

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

      Balance Sheet

      Statement of Income

      Statement of Partners' Capital

      Statement of Cash Flows

      Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION


SUPPLEMENTARY INFORMATION

      Schedule of Partners' Capital

      Schedule of Changes in Partners' Capital - Income Tax Basis

                     [LETTERHEAD OF WOLPOFF & COMPANY, LLP]

To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

We have audited the balance sheet of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31,1998, 1997, and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                         /s/ Wolpoff & Company, LLP

                                             WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                     ASSETS

                                                               December 31,
                                                      ------------------------------

                                                          1998              1997
                                                      ------------      ------------
PROPERTY, AT COST - Note 1
   Land                                               $  4,966,738      $  4,966,738
   Building and Improvements                            11,892,943        11,614,717
   Preliminary Development Costs                            42,247            42,247
   Deferred Costs - Note 3                                 809,323           663,719
                                                      ------------      ------------
                                                        17,711,251        17,287,421
   Less Accumulated Depreciation and Amortization        1,984,627         1,630,022
                                                      ------------      ------------

          PROPERTY, NET                                 15,726,624        15,657,399
                                                      ------------      ------------

OTHER ASSETS
   Cash and Cash Equivalents-Note 1                        421,833           558,136
                                                      ------------      ------------
   Receivables From Tenants
      Rents and Expense Billings                           106,282               -0-
      Deferred Rent Receivable - Note 1                    202,228            73,447
      Allowance for Doubtful Accounts                      (95,174)              -0-
                                                      ------------      ------------
                                                           213,336            73,447
                                                      ------------      ------------

   Prepaid Expenses                                        107,644           107,442
                                                      ------------      ------------
          TOTAL OTHER ASSETS                               742,813           739,025
                                                      ------------      ------------
                                                      $ 16,469,437      $ 16,396,424
                                                      ============      ============

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                        LIABILITIES AND PARTNERS' CAPITAL

                                                     December 31,
                                             ---------------------------
                                                1998            1997
                                             -----------     -----------
LIABILITIES
   Accounts Payable and Accrued Expenses     $    67,398     $    34,935
   Tenant Security Deposits                      150,000          15,193
   Prepaid Tenant Reimbursements                  47,181         142,688
                                             -----------     -----------

      TOTAL LIABILITIES                          264,579         192,816

PARTNERS' CAPITAL - Notes 1 and 2             16,204,858      16,203,608
                                             -----------     -----------

                                             $16,469,437     $16,396,424
                                             ===========     ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                               STATEMENT OF INCOME

                                                                Year Ended December 31,
                                                      ---------------------------------------------
                                                         1998             1997             1996
                                                      -----------      -----------      -----------
REVENUE - Notes 1 and 5
      Gross Rent Potential                            $ 1,943,734      $ 1,775,359      $ 1,684,997
      Less Vacancies and Free Rent                         72,135           80,444          108,412
                                                      -----------      -----------      -----------
        Net Rental Income                               1,871,599        1,694,915        1,576,585
      Expense Reimbursements From Tenants                 441,093          258,789          364,873
      Other Income                                         15,809               20           18,163
                                                      -----------      -----------      -----------

           TOTAL REVENUE                                2,328,501        1,953,724        1,959,621
                                                      -----------      -----------      -----------

OPERATING EXPENSES
      Real Property Taxes                                 211,009          211,967          207,855
      Building and Grounds Maintenance                    144,004          142,678          157,314
      Bad Debts                                            95,174              -0-              -0-
      Management Fees - Note 3                             62,338           61,036           57,542
      Utilities                                            26,165           27,297           24,890
      General and Administrative                           17,966           12,229           25,856
      Insurance                                             4,173            6,573            9,292
                                                      -----------      -----------      -----------

           TOTAL OPERATING EXPENSES                       560,829          461,780          482,749
                                                      -----------      -----------      -----------

OPERATING INCOME                                        1,767,672        1,491,944        1,476,872
                                                      -----------      -----------      -----------

ADJUSTMENTS TO ARRIVE AT NET INCOME
      Depreciation and Amortization                      (354,605)        (315,417)        (302,585)
      Abandonment of Tenant Improvements - Note 1             -0-          (80,178)         (24,256)
                                                      -----------      -----------      -----------
                                                         (354,605)        (395,595)        (326,841)
                                                      -----------      -----------      -----------

NET INCOME- Note 4                                    $ 1,413,067      $ 1,096,349      $ 1,150,031
                                                      ===========      ===========      ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                                      Year Ended December 31,
                                          ------------------------------------------------
                                              1998              1997              1996
                                          ------------      ------------      ------------
CAPITAL CONTRIBUTIONS - Note 2
      Prior Years                         $ 20,267,826      $ 20,267,826      $ 20,267,826
                                          ------------      ------------      ------------

CAPITAL PLACEMENT FEE - Notes 1 and 2
      Prior Years                             (202,678)         (202,678)         (202,678)
                                          ------------      ------------      ------------

DISTRIBUTIONS
      Prior Years                           (8,796,724)       (8,048,893)       (6,948,893)
      Current Year                          (1,411,817)         (747,831)       (1,100,000)
                                          ------------      ------------      ------------
                                           (10,208,541)       (8,796,724)       (8,048,893)
                                          ------------      ------------      ------------

ACCUMULATED INCOME
      Prior Years                            4,935,184         3,838,835         2,688,804
      Current Year                           1,413,067         1,096,349         1,150,031
                                          ------------      ------------      ------------
                                             6,348,251         4,935,184         3,838,835
                                          ------------      ------------      ------------

TOTAL PARTNERS' CAPITAL                   $ 16,204,858      $ 16,203,608      $ 15,855,090
                                          ============      ============      ============

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                    1998             1997            1996
                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                 $ 1,413,067      $ 1,096,349      $ 1,150,031
                                                                -----------      -----------      -----------
     Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities
            Depreciation and Amortization                           354,605          315,417          302,585
            Abandonment of Tenant Improvements                          -0-           80,178           24,256
            Change in Receivables From Tenants                     (139,889)           8,667          (41,033)
            Increase in Prepaid Expenses                               (202)         (64,870)          (6,302)
            Change in Accounts Payable and Accrued Expenses          32,463           (6,176)          16,526
            Change in Prepaid Tenant Reimbursements                 (95,507)         142,688              -0-
                                                                -----------      -----------      -----------
              Total Adjustments                                     151,470          475,904          296,032
                                                                -----------      -----------      -----------

                Net Cash Provided by Operating Activities         1,564,537        1,572,253        1,446,063
                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Building and Improvement Costs                                (278,227)        (359,189)        (258,309)
     Leasing Costs                                                 (145,603)        (116,524)         (80,786)
     Increase in Tenant Security Deposits                           134,807           12,784              -0-
     Decrease in Tenant Improvement Loans                               -0-              688           32,057
                                                                -----------      -----------      -----------

                Net Cash Used by Investing Activities              (289,023)        (462,241)        (307,038)
                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Partners                                   (1,411,817)        (747,831)      (1,100,000)
                                                                -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (136,303)         362,181           39,025

CASH AND CASH EQUIVALENTS, BEGINNING                                558,136          195,955          156,930
                                                                -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, ENDING                               $   421,833      $   558,136      $   195,955
                                                                ===========      ===========      ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

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

      All property is recorded at cost. Information regarding the buildings is as follows:

                                                                                    Occupancy
                     Square       Date Placed                         --------------------------------------
      Building      Footage      Into Service        Tenants          12/31/98       12/31/97       12/31/96
      --------      -------      ------------        -------          --------       --------       --------
         A           46,840          3/1/91          Multiple            100%           92%            92%
         B           21,991          9/1/90           AVNET              100%          100%           100%
         C           38,225          7/15/91         EVI, Inc.           100%          100%           100%
         F           35,812          2/1/92          Multiple            100%          100%            82%
         D-E         45,951          8/8/94      Columbia National       100%          100%           100%
                    -------

                    188,819                                              100%           98%            94%
                    =======

      Carrying costs, operating expenses, and depreciation begin as a charge against operations on the date the buildings were placed into service.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 1 -    During 1997, tenant improvements completed in prior years were
(Cont.)     demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                    Cost                                        $ 127,688
                    Accumulated Depreciation                      (47,510)
                                                                ---------
                    Abandonment of Tenant Improvements          $  80,178
                                                                =========

            Use of Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

            Cash and Cash Equivalents
            The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

            The majority of the Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, the balance may have exceeded the FDIC insurance limitation.

            Depreciation
            Building costs are being depreciated using the straight-line method over the estimated useful lives of 50 years. Beginning in January 1998, the Partnership changed depreciation methods for tenant improvements. Tenant improvements are being depreciated using the straight-line method over the life of the tenants' lease; in prior years, the improvements were depreciated over 50 years.

            Rental Income
            Rental income for major leases is being recognized on a straight-line basis over the terms of the leases. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

            Amortization
            Deferred costs are amortized as follows:

                                                                 Amortization
                                                     Amount         Period
                                                     ------         ------

               Organization Costs                  $ 13,555        Complete
               Leasing Costs and Commissions        795,767       Lease Terms
                                                   --------

                                                   $809,322
                                                   ========

                             GATEWAY 51 PARTNERSHIP

                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998


Note 1 -    Income Taxes
(Cont.)     Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income and other tax items on their income tax returns (see Note 4).

            Capital Placement Fee
            Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital (see Note 2).

Note 2 -    PARTNERS' CAPITAL

            Capital Investment
            NELPP IV and NEPP V have agreed to provide equity of $14,598,000 and $6,402,000, respectively, totaling $21,000,000. As of December 31, 1998, 1997, and 1996, total capital contributions amounted to $20,267,826.

            Cumulative Priority Return
            NELPP IV and NEPP V are entitled to cumulative priority returns of 10.5%, compounded monthly on capital invested. The Partnership paid priority returns totaling $1,411,817, $747,831, and $1,100,000 during 1998, 1997, and 1996, respectively. As of December 31, 1998, 1997, and 1996, unpaid priority returns amounted to $10,855,114, $9,127,936, and $6,888,115, respectively.

            Capital Placement Fee
            The Partnership incurred fees of $202,678 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against partners' capital.

Note 3 -    RELATED PARTY TRANSACTIONS

            Management Fees
            The Partnership has entered into an agreement with Manekin Corporation, a related entity, to act as management agent for the property. The management agreement provides for a management fee equal to 3% of rent and tenant expense billings.

            Leasing Commissions
            Leasing commissions in the amount of $145,603, $105,387, and $80,786 were paid to related parties during 1998, 1997, and 1996, respectively.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 4 -    TAX ACCOUNTING

            Tax accounting differs from financial accounting as follows:

                                               Current Year    Prior Years        Total
                                               ------------    -----------     -----------

            Financial Income                    $ 1,413,067    $ 4,935,184     $ 6,348,251
            Additional Depreciation                 (87,820)      (757,466)       (845,286)
            Lease-Up Period Items
              Capitalized for GAAP                      -0-          4,264           4,264
            Allowance for Doubtful Accounts          95,174            -0-          95,174
            Deferred Rent Receivable               (128,781)       (73,447)       (202,228)
            Prepaid Property Taxes                     (956)      (105,026)       (105,982)
            Prepaid Tenant Reimbursements           (95,507)       142,688          47,181
                                                -----------    -----------     -----------

                Taxable Income                  $ 1,195,177    $ 4,146,197     $ 5,341,374
                                                ===========    ===========     ===========

Note 5 -    LEASES

            The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

              Year Ending December 31, 1999          $ 1,524,603
                                       2000              827,454
                                       2001              726,557
                                       2002              736,016
                                       2003              745,758
                                                     -----------

                                                     $ 3,814,630
                                                     ===========

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


                                      /s/ Wolpoff & Company LLP

                                          WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP

                        (A MARYLAND GENERAL PARTNERSHIP)

                          SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1998

                                                                           NE/         M.O.R. 51
                                    New England        New England     Gateway 51       Gateway
                                   Life Pension          Pension         Limited        Limited
                                   Properties IV      Properties V     Partnership    Partnership          Total
                                   -------------      ------------     -----------    -----------       ------------
OWNERSHIP PERCENTAGE
     Through December 31, 1997         34.75%            15.25%          0.00%           50.00%            100.00%
                                   ============       ============       =====           ======         ============
     As of January 1, 1998             68.11%            29.89%          2.00%            0.00%            100.00%
                                   ============       ============       =====           ======         ============

CAPITAL CONTRIBUTIONS
     Prior Years                   $ 14,086,139       $  6,181,687       $ -0-           $  -0-         $ 20,267,826
                                   ------------       ------------       -----           ------         ------------

CAPITAL PLACEMENT FEE
     Prior Years                       (106,427)           (96,251)        -0-              -0-             (202,678)
                                   ------------       ------------       -----           ------         ------------

DISTRIBUTIONS - Note 2
     Prior Years                     (5,969,698)        (2,827,026)        -0-              -0-           (8,796,724)
     Current Year                      (981,211)          (430,606)        -0-              -0-           (1,411,817)
                                   ------------       ------------       -----           ------         ------------
                                     (6,950,909)        (3,257,632)        -0-              -0-          (10,208,541)
                                   ------------       ------------       -----           ------         ------------

ACCUMULATED INCOME
     Prior Years                      3,429,956          1,505,228         -0-              -0-            4,935,184
     Current Year                       982,082            430,985         -0-              -0-            1,413,067
                                   ------------       ------------       -----           ------         ------------
                                      4,412,038          1,936,213         -0-              -0-            6,348,251
                                   ------------       ------------       -----           ------         ------------

PARTNERS' CAPITAL, 12/31/98        $ 11,440,841       $  4,764,017       $ -0-           $  -0-         $ 16,204,858
                                   ============       ============       =====           ======         ============

----------
See Independent Auditors Report on Supplementary Information.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

           SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS

                          YEAR ENDED DECEMBER 31, 1998

                                                                          NE/          M.O.R. 51
                                    New England      New England      Gateway 51        Gateway
                                   Life Pension        Pension          Limited         Limited
                                   Properties IV    Properties V      Partnership     Partnership         Total
                                   -------------    ------------      -----------     -----------         -----

OWNERSHIP PERCENTAGE
     Through December 31, 1997        34.75%            15.25%           0.00%           50.00%           100.00%
                                   ============      ===========         =====           ======        ============
     As of January 1, 1998            68.11%            29.89%           2.00%            0.00%           100.00%
                                   ============      ===========         =====           ======        ============

CAPITAL CONTRIBUTIONS
     Prior Years                   $ 14,086,139      $ 6,181,687         $ -0-           $  -0-        $ 20,267,826
                                   ------------      -----------         -----           ------        ------------

CAPITAL PLACEMENT FEE
     Prior Years                       (106,427)         (96,251)          -0-              -0-            (202,678)
                                   ------------      -----------         -----           ------        ------------

DISTRIBUTIONS - Note 2
     Prior Years                     (5,969,698)      (2,827,026)          -0-              -0-          (8,796,724)
     Current Year                      (981,211)        (430,606)          -0-              -0-          (1,411,817)
                                   ------------      -----------         -----           ------        ------------
                                     (6,950,909)      (3,257,632)          -0-              -0-         (10,208,541)
                                   ------------      -----------         -----           ------        ------------

ACCUMULATED INCOME
     Prior Years                      2,883,779        1,262,418           -0-              -0-           4,146,197
     Current Year                       830,648          364,529           -0-              -0-           1,195,177
                                   ------------      -----------         -----           ------        ------------
                                      3,714,427        1,626,947           -0-              -0-           5,341,374
                                   ------------      -----------         -----           ------        ------------

PARTNERS CAPITAL, 12/31/98         $ 10,743,230      $ 4,454,751         $ -0-           $  -0-        $ 15,197,981
                                   ============      ===========         =====           ======        ============

----------
See Independent Auditor's Report on Supplementary Information.

                                   EXHIBIT INDEX

Exhibit                                                                   Page
Number                                                                    Number
------                                                                    ------

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

27.        Financial Data Schedule

-------------------------------------------------------------
* Previously filed and incorporated herein by reference.

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

                                     NEW ENGLAND PENSION PROPERTIES V;
                                     A REAL ESTATE LIMITED PARTNERSHIP

Date: March 28, 2000                 By:  /s/ Alison Husid Cutler
                                          ---------------------------------
                                              Alison Husid Cutler
                                              President of the
                                              Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                   Title                                Date
    ---------                   -----                                ----

                          President
/s/ Alison Husid Cutler   Chief Executive Officer                 March 28, 2000
------------------------  and Director of the Managing
    Alison Husid Cutler   General Partner

                          Vice President
/s/ Pamela J. Herbst      and Director of the Managing            March 28, 2000
------------------------  General Partner
    Pamela J. Herbst

                          Vice President
/s/ J. Grant Monahon      and Director of the Managing            March 28, 2000
------------------------  General Partner
    J. Grant Monahon

/s/ James J. Finnegan     Vice President of the Managing          March 28, 2000
------------------------  General Partner
    James J. Finnegan

                          Treasurer and Principal
                          Financial and
/s/ Karin J. Lagerlund    Accounting Officer of the Managing      March 28, 2000
------------------------  General Partner
    Karin J. Lagerlund