Form 10-Q
period 2000-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 2000-05-05
CIK 806028

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

For Quarter Ended March 31, 2000                  Commission File Number 0-17808


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

                        FOR QUARTER ENDED MARCH 31, 2000

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS



                                               March 31, 2000  December 31, 1999
                                                 (Unaudited)      (Audited)
                                                ------------    ------------
ASSETS

Real estate investments:
       Property, net                            $  8,759,012    $  8,695,906
       Joint venture                                      --         152,500
                                                ------------    ------------
                                                   8,759,012       8,848,406

Property held for disposition, net                        --       1,491,742

Cash and cash equivalents                          6,415,646      12,026,888
                                                ------------    ------------
                                                $ 15,174,658    $ 22,367,036
                                                ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    100,083    $     93,275
Accrued management fee                                11,706          16,963
Deferred management and
       disposition fees                            1,956,543       1,930,523
                                                ------------    ------------
Total liabilities                                  2,068,332       2,040,761
                                                ------------    ------------


Partners' capital (deficit):
       Limited partners ($273 and $367 per
         unit, respectively; 160,000 units
         authorized, 82,228
         units issued and outstanding)            13,114,319      20,339,363
       General partners                               (7,993)        (13,088)
                                                ------------    ------------
Total partners' capital                           13,106,326      20,326,275
                                                ------------    ------------

                                                $ 15,174,658    $ 22,367,036
                                                ============    ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                                    Three Months Ended March 31,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
INVESTMENT ACTIVITY

Property rentals                                  $   521,064       $ 1,010,716
Interest income on loan to
  ground lessor                                        22,181            34,094
Property operating expenses                           (49,268)         (268,217)
Ground rent expense                                   (97,500)          (97,500)
Depreciation and amortization                        (117,134)         (287,620)
                                                  -----------       -----------
                                                      279,343           391,473

Joint venture earnings                                     --           100,259
                                                  -----------       -----------

       Total real estate operations                   279,343           491,732

Gain on sale of property                              556,268                --

Interest on cash equivalents                          124,854           103,652
                                                  -----------       -----------
       Total investment activity                      960,465           595,384
                                                  -----------       -----------
PORTFOLIO EXPENSES

Management fee                                         35,323            82,228
General and administrative                             72,627            68,101
                                                  -----------       -----------
                                                      107,950           150,329
                                                  -----------       -----------

Net Income                                        $   852,515       $   445,055
                                                  ===========       ===========

Net income per limited
     partnership unit                             $     10.26       $      5.36
                                                  ===========       ===========

Cash distributions per
     limited partnership unit                     $     98.13       $      8.86
                                                  ===========       ===========
Number of limited partnership
     units outstanding during
     the period                                        82,228            82,228
                                                  ===========       ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                    Three Months Ended March 31,
                              ---------------------------------------
                                 2000                         1999
                              ----------                    ---------

                        General        Limited        General        Limited
                        Partners       Partners       Partners       Partners
                        --------       --------       --------       --------
Balance at
beginning of
period             $    (13,088)   $ 20,339,363    $    (27,832)   $ 39,354,545

Cash
distributions            (3,430)     (8,069,034)         (7,359)       (728,540)

Net income                8,525         843,990           4,451         440,604
                   ------------    ------------    ------------    ------------

Balance at
end of period      $     (7,993)   $ 13,114,319    $    (30,740)   $ 39,066,609
                   ============    ============    ============    ============


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------    ------------

Net cash provided by operating activities          $    341,212    $    752,517
                                                   ------------    ------------

Cash flows from (used in) investing activities:
     Net proceeds from sale of investment             2,048,010              --
     Deferred disposition fees                           66,600              --
     Investment in property                              (8,554)         28,066
     Repayment received on loan to
     ground lessor                                       13,954          19,253
                                                   ------------    ------------
Net cash provided by investing activities             2,120,010          47,319
                                                   ------------    ------------

Cash flows from financing activities:
     Distributions to partners                       (8,072,464)       (735,899)
                                                   ------------    ------------
Net increase (decrease) in cash
     and cash equivalents                            (5,611,242)         63,937

Cash and cash equivalents:
     Beginning of period                             12,026,888       7,220,155
                                                   ------------    ------------

     End of period                                 $  6,415,646    $  7,284,092
                                                   ============    ============



          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the results of its operations, its cash flows and partners' capital (deficit) for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and acquired its real estate investments prior to the end of 1989. The Partnership intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate are entitled to 30.5% and 69.5%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $6,054,250. The Partnership received its 30.5% share of the net proceeds, $5,891,032 after closing costs, and recognized a gain of $957,057 ($11.52 per limited partnership unit) on the sale. On January 27, 2000, the Partnership made a capital distribution of $5,755,960 ($70 per limited partnership unit) from the proceeds of the sale. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to the Advisor of $23,617. At December 31, 1999, $500,000 remained in the joint venture, of which the Partnership's 30.5% share, $152,500, was distributed to the Partnership in February 2000.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     The following summarized financial information is presented in the aggregate for the Partnership's joint venture:

                              Results of Operations
                              ---------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000             1999
                                                      ----             ----
Revenue
         Rental income                            $        -        $  535,680
                                                  ----------        ----------
                                                           -           535,680
                                                  ----------        ----------

Expenses
         Operating expenses                                -           142,496
         Depreciation and amortization                     -            64,475
                                                  ----------        ----------
                                                           -           206,971
                                                  ----------        ----------

Net income                                        $        -        $  328,709
                                                  ==========        ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.

NOTE 3 - PROPERTY
-----------------

     On June 25, 1999, the Partnership sold the Puente Street property for $11,770,000. The Partnership received net proceeds of $11,211,554 and recognized a gain of $104,975 ($1.26 per limited partnership unit). A disposition fee of $353,100 was accrued but not paid to the Advisor. On July 29, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per limited partnership unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay deferred management fees to the Advisor, of $234,897.

     On August 27, 1999, the Partnership sold the Dahlia property for $9,900,000. The Partnership received net proceeds of $9,723,207 and recognized a gain of $3,367,359 ($40.54 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. On September 22, 1999, the Partnership made a capital distribution of $9,456,220 ($115 per limited partnership unit) from the sale proceeds.

     On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,610 and recognized a gain of $556,268 ($6.70 per limited partnership unit). A disposition fee of $66,600 was accrued but not paid to the Advisor. On March 15, 2000 the Partnership made a capital distribution of $1,973,472 ($24 per limited partnership unit) from the sale proceeds.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     The following is a summary of the Partnership's last remaining investment in property (one at March 31, 2000 and two at December 31, 1999):

                                               March 31, 1999  December 31, 1999
                                               --------------  -----------------

Building and improvements                       $  8,489,529    $  8,480,975
Accumulated depreciation                          (1,774,590)     (1,665,207)
Loan to ground lessor                              1,431,366       1,445,320
Lease commissions and other
       assets, net                                   341,629         249,698
Accounts receivable                                  357,495         311,195
Accounts payable                                     (86,417)       (126,075)
Property held for disposition                             --       1,491,742
                                                ------------    ------------
                                                $  8,759,012    $ 10,187,648
                                                ============    ============

The Partnership recognized a net loss of $22,217 for the year ended 1999 from the Waters Landing investment which was held for disposition at December 31, 1999.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 2000 were made on April 27, 2000 in the aggregate amount of $357,152 ($4.30 per limited partnership unit.)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, eight of which have been sold: two in 1994, two in 1997, three in 1999, and one in 2000. As a result of the sales, capital of $59,850,280 has been returned to the limited partners through March 31, 2000. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999 and then to $273 in
2000.

     At March 31, 2000, the Partnership had $6,415,646 in cash and cash equivalents, of which $357,152 was used for cash distributions to partners on April 27, 2000; the remainder will be used to complete the funding of real estate investments or be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution of $312.52. Distributions of cash from operations relating to the first quarter of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. The distribution rate decreased between the first quarter of 1999 and 2000 due to the decrease in operational cash flow as a result of the four property sales between the two respective periods.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2000, the appraised value of the remaining investment exceeded its related carrying value by an aggregate of $39,000. The current appraised value of the real estate investment has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Santa Rita Plaza is a wholly-owned property. Waters Landing II, Puente Street and Dahlia, which were sold in February 2000, June 1999 and August 1999, respectively, were also wholly-owned properties. Columbia Gateway Corporate Park was structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership. Columbia Gateway was sold on December 20, 1999.

Operating Factors

     As mentioned above, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate were entitled to 30.5% and 69.5% of the operating activity, respectively, sold its property on December 20,1999. The Partnership recognized its 30.5% share of the gain of $957,057. The property was 100% leased at the time of sale.

     As mentioned above, the Puente Street property was sold on June 25, 1999 and the Partnership recognized a gain of $104,974. The property was 100% leased at the time of sale.

     As mentioned above, the Dahlia property was sold on August 27, 1999 and the Partnership recognized a gain of $3,367,359. The property was 100% leased at the time of sale.

     As mentioned above, the Waters Landing II property was sold on December 20, 1999 and the Partnership recognized a gain of $556,268.

     Occupancy at Santa Rita Plaza during the first quarter of 2000 was 100% compared with 91% at March 31, 1999.

Investment Activity

     Interest on cash equivalents for the first quarter of 2000 increased approximately $21,000 compared to the same period of 1999. This was primarily due to higher investment balances as a result of the temporary investment of proceeds from the sales of Columbia Gateway and Waters Landing II on December 20, 1999 and February 17, 2000, respectively, prior to distribution to the partners.

     Real estate operations decreased $212,389 between the first quarter of 2000 and the comparable quarter of 1999. This decrease is the result of the sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively.

     Cash flow from operations decreased approximately $411,000 between the first quarter of 2000 and 1999. This decrease is primarily due to the sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between the first quarter of 2000 and 1999 due to a decrease in distributable cash flow. General and administrative expenses remained relatively stable between the first quarter of 1999 and 2000.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000

                                     PART II

                                OTHER INFORMATION
                               -------------------



          Item 6. Exhibits and Reports on Form 8-K

               a. Exhibits: (27) Financial Data Schedule

               b. Reports on Form 8-K: During the quarter ended March 31, 2000 two current reports on Form 8-K were filed. The first one was filed on January 3, 2000 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the December 20, 1999 sale of real property by Columbia Gateway Joint Venture and the second was filed on February 29, 2000 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the February 17, 2000 sale of Waters Landing II.

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


                                     NEW ENGLAND PENSION PROPERTIES V;
                                     A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)



May 5, 2000
                                     /s/ Alison Husid Cutler
                                     -------------------------------
                                       Alison Husid Cutler
                                       President, Chief Executive Officer
                                       and Director of Managing General Partner,
                                       Fifth Copley Corp.




May 5, 2000
                                       /s/ Karin J. Lagerlund
                                     -------------------------------
                                       Karin J. Lagerlund
                                       Principal Financial and Accounting
                                       Officer of Managing General Partner,
                                       Fifth Copley Corp.