Form 10-Q
period 2000-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 2000-08-09
CIK 806028

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

For Quarter Ended June 30, 2000                  Commission File Number 0-17808


                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



     Massachusetts                                    04-2940131
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16th Fl.
     Boston, Massachusetts                             02210
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

                        FOR QUARTER ENDED JUNE 30, 2000

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                        June 30, 2000      December 31, 1999
                                         (Unaudited)           (Audited)
                                        -------------      -----------------
ASSETS

Real estate investments:
   Property, net                          $ 8,524,198         $ 8,695,906
   Joint venture                                    -             152,500
                                          -----------         -----------
                                            8,524,198           8,848,406


Property held for disposition, net                  -           1,491,742

Cash and cash equivalents                   6,442,943          12,026,888
                                          -----------         -----------
                                          $14,967,141         $22,367,036
                                          ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $    86,533         $    93,275
Accrued management fee                          3,368              16,963
Deferred management and
        disposition fees                    1,995,233           1,930,523
                                          -----------         -----------
Total liabilities                           2,085,134           2,040,761
                                          -----------         -----------

Partners' capital (deficit):
        Limited partners ($273 and
          $367 per unit, respectively;
          160,000 units authorized,
          82,228 units issued and
          outstanding)                     12,892,244          20,339,363
        General partners                      (10,237)            (13,088)
                                          -----------         -----------
Total partners' capital                    12,882,007          20,326,275
                                          -----------         -----------

                                          $14,967,141         $22,367,036
                                          ===========         ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)


                                      Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                        June 30, 2000       June 30, 2000       June 30, 1999       June 30, 1999
                                      ------------------   ----------------   ------------------   ----------------
INVESTMENT ACTIVITY

Property rentals                            $ 477,323         $  998,387            $ 933,692         $1,944,408
Interest income on loan to
  ground lessor                                42,589             64,770               33,738             67,832
Property operating expenses                  (152,826)          (202,094)            (231,504)          (499,721)
Ground rent expense                           (97,500)          (195,000)             (97,500)          (195,000)
Depreciation and amortization                (122,718)          (239,852)            (197,560)          (485,180)
                                            ---------         ----------            ---------         ----------
                                              146,868            426,211              440,866            832,339
Joint venture earnings                              -                  -              118,693            218,952
                                            ---------         ----------            ---------         ----------

  Total real estate operations                146,868            426,211              559,559          1,051,291

Gain (loss) on sale of property                  (104)           556,164              107,705            107,705
                                            ---------         ----------            ---------         ----------
  Total real estate activity                  146,764            982,375              667,264          1,158,996

Interest on cash equivalents                   97,420            222,274               84,404            188,056
                                            ---------         ----------            ---------         ----------
  Total investment activity                   244,184          1,204,649              751,668          1,347,052
                                            ---------         ----------            ---------         ----------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP



                                   Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                     June 30, 2000      June 30, 2000      June 30, 1999      June 30, 1999
                                   ------------------  ----------------  ------------------  ----------------

Portfolio Expenses

Management fee                          42,058              77,381             199,943            282,171
General and administrative              69,293             141,920              69,038            137,139
                                       -------            --------            --------          ---------
                                       111,351             219,301             268,981            419,310
                                       -------            --------            --------          ---------


Net Income                            $132,833            $985,348            $482,687          $ 927,742
                                      ========            ========            ========          =========

Net income per
  limited partnership unit            $   1.60            $  11.86            $   5.81          $   11.17
                                      ========            ========            ========          =========

Cash distributions per
  limited partnership unit            $   4.30            $ 102.43            $  10.01          $   18.87
                                      ========            ========            ========          =========

Number of limited
  partnership units outstanding
  during the period                     82,228              82,228              82,228             82,228
                                      ========            ========            ========          =========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                  Three Months Ended       Six Months Ended       Three Months Ended       Six Months Ended
                    June 30, 2000           June 30, 2000           June 30, 1999           June 30, 1999
                ----------------------  ----------------------  ----------------------  ----------------------
                General      Limited    General      Limited    General      Limited    General      Limited
                Partners    Partners    Partners    Partners    Partners    Partners    Partners    Partners
                --------   -----------  --------   -----------  --------   -----------  --------   -----------

Balance at
beginning of
period          $ (7,993)  $13,114,319  $(13,088)  $20,339,363  $(30,740)  $39,066,609  $(27,832)  $39,354,545

Cash
distributions     (3,572)     (353,580)   (7,002)   (8,422,614)   (8,314)     (823,102)  (15,673)   (1,551,642)


Net income         1,328       131,505     9,853       975,495     4,826       477,861     9,277       918,465
                --------   -----------  --------   -----------  --------   -----------  --------   -----------


Balance at
end of period   $(10,237)  $12,892,244  $(10,237)  $12,892,244  $(34,228)  $38,721,368  $(34,228)  $38,721,368
                ========   ===========  ========   ===========  ========   ===========  =========  ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                  2000          1999
                                                  ----          ----
Net cash provided by operating activities    $   698,953   $ 1,427,415
                                             -----------   -----------

Cash flows from investing activities:
  Deferred disposition fees                       66,600       353,100
  Investment in property                         (10,265)       (5,813)
  Repayment of loan to ground lessor              42,477        38,931
  Net proceeds from sale of property           2,047,906    11,214,285
                                             -----------   -----------
     Net cash provided by
     investing activities                      2,146,718    11,600,503
                                             -----------   -----------

Cash flows from financing activities:
  Distributions to partners                   (8,429,616)   (1,567,315)
                                             -----------   -----------
     Net cash used in financing
     activities                               (8,429,616)   (1,567,315)
                                             -----------   -----------

  Net increase(decrease) in cash and
     cash equivalents                         (5,583,945)   11,460,603

Cash and cash equivalents:
  Beginning of period                         12,026,888     7,220,155
                                             -----------   -----------

  End of period                              $ 6,442,943   $18,680,758
                                             ===========   ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999 and the results of its operations, and partners' capital (deficit) for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate were entitled to 30.5% and 69.5%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $6,054,250. The Partnership received its 30.5% share of the net proceeds, $5,891,032 after closing costs, and recognized a gain of $957,057 ($11.52 per limited partnership unit) on the sale. On January 27, 2000, the Partnership made a capital distribution of $5,755,960 ($70 per limited partnership unit) from the proceeds of the sale. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to the Advisor of $23,617. At December 31, 1999, $500,000 remained in the joint venture, of which the Partnership's 30.5% share, $152,500, was distributed to the Partnership in February 2000.

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Gateway Columbia joint venture:

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


                             Results of Operations
                             ---------------------

                                      Six Months Ended June 30,
                                      -------------------------
                                                1999
                                                ----
Revenue
     Rental income                           $1,111,421
                                             ----------
                                              1,111,421
                                             ----------

Expenses
     Operating expenses                         264,597
     Depreciation and amortization              128,950
                                             ----------
                                                393,547
                                             ----------

Net income                                   $  717,874
                                             ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their financing arrangements with the joint venture.


NOTE 3 - PROPERTY
-----------------

    On June 25, 1999, the Partnership sold the Puente Street property for $11,770,000. The Partnership received net proceeds of $11,211,554 and recognized a gain of $104,975 ($1.26 per limited partnership unit). A disposition fee of $353,100 was accrued but not paid to the Advisor. On July 29, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per limited partnership unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay deferred management fees to the Advisor of $234,897.

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

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,506 and recognized a gain of $556,164 ($6.70 per limited partnership unit). A disposition fee of $66,600 was accrued but not paid to the Advisor. On March 15, 2000 the Partnership made a capital distribution of $1,973,472 ($24 per limited partnership unit) from the sale proceeds.

     The following is a summary of the Partnership's investments in property (one at June 30, 2000 and two at December 31, 1999):


                                      June 30, 2000   December 31, 1999
                                      --------------  ------------------

     Building and improvements          $ 8,491,240         $ 8,480,975
     Accumulated depreciation            (1,883,991)         (1,665,207)
     Loan to ground lessor                1,402,842           1,445,320
     Lease commissions and other
         assets, net                        234,887             249,698
     Accounts receivable                    374,447             311,195
     Accounts payable                       (95,227)           (126,075)
     Property held for disposition                -           1,491,742
                                        -----------         -----------
                                        $ 8,524,198         $10,187,648
                                        ===========         ===========


     The Partnership recognized a net loss of $22,217 for the year ended 1999 from the Waters Landing investment which was held for disposition at December 31, 1999.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 2000 were made on July 27, 2000 in the aggregate amount of $425,260 ($5.12 per limited partnership unit.)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, eight of which have been sold: two in 1994, two in 1997, three in 1999, and one in 2000. As a result of the sales, capital of $59,850,280 has been returned to the limited partners through June 30, 2000. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999 and then to $273 in
2000.

     At June 30, 2000, the Partnership had $6,442,943 in cash and cash equivalents, of which $425,260 was used for operating cash distributions to partners on July 27, 2000; the remainder will be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and its last remaining real estate investment. Distributions of cash from operations relating to the first quarter of 2000 were made at the annualized rate of 5.50% on the weighted average adjusted capital contribution of $312.52, while distributions of cash from operations relating to the second quarter of 2000 were made at the annualized rate of 7.50% on the adjusted capital contribution of $273. The rate increase in the second quarter of 2000 is primarily due to greater cash available for distribution due to timing of distributions from the last remaining investment to the Partnership. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. At the time of the operating distribution related to the second quarter of 1999, the Partnership also made a special distribution of $14.33 per limited partnership unit from operating cash previously held in reserves.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 2000, the appraised value of the remaining investment exceeded its related carrying value by $245,000. The current appraised value of the real estate investment has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

Operating Factors

     As mentioned above, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate were entitled to 30.5% and 69.5% of the operating activity, respectively, sold its property on December 20, 1999. The Partnership recognized its 30.5% share of the gain of $957,057. The property was 100% leased at the time of sale.

     As mentioned above, the Puente Street property was sold on June 25, 1999 and the Partnership recognized a gain of $104,974. The property was 100% leased at the time of sale.

     As mentioned above, the Dahlia property was sold on August 27, 1999 and the Partnership recognized a gain of $3,367,359. The property was 100% leased at the time of sale.

     As mentioned above, the Waters Landing II property was sold on February 17, 2000 and the Partnership recognized an initial gain of $556,268. During the three months ended June 30, 2000, the Partnership incurred expenses of $104 relating to the sale of Waters Landing, which subsequently reduced the overall gain to $556,164 for the six months ended June 30, 2000.

     Occupancy at Santa Rita Plaza during the second quarter of 2000 was 97% compared with 96% at June 30, 1999.

Investment Activity

     Interest on cash equivalents for the three and six months ended June 30, 2000 was $97,420 and $222,274, respectively, compared to $84,404 and $188,056 for the same periods in 1999. The increases of $13,016 and $34,218 for the respective three and six month periods are primarily due to higher average investment balances due to the temporary investment of proceeds from the sales of Columbia Gateway and Waters Landing II on December 20, 1999 and February 17, 2000, respectively, prior to distribution to the partners and to higher yields.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     For the three and six month periods ended June 30, 2000, real estate operations were $146,868 and $426,211, respectively, compared to $559,559 and $1,051,291 for the same periods in 1999. The comparative three month and six month decreases are due to the sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively.

     Cash flow from operations decreased by approximately $728,000 between the first six months of 1999 and 2000. This decrease is due to the sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between both the three and six month periods ended June 30, 1999 and 2000, due to the decrease in distributable operational cash flow as a result of sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively. The three and six month management fees in 1999 also included fees incurred related to a special distribution from operating reserves. During the respective three and six month periods of 1999 and 2000, general and administrative expenses remained relatively stable due to a decrease in legal and appraisal fees which were offset by higher investor servicing fees in 2000.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 9, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                and Director of Managing General Partner
                                Fifth Copley Corp.



August 9, 2000
                              /s/ Karin J. Lagerlund
                              -------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fifth Copley Corp.