Form 10-Q
period 2000-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 2000-11-09
CIK 806028

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

For Quarter Ended September 30, 2000          Commission File Number 0-17808


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

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                      September 30, 2000   December 31, 1999
                                          (Unaudited)          (Audited)
                                      -------------------  ------------------

ASSETS

Real estate investments:
   Property, net                          $         -            $ 8,695,906
   Joint venture                                    -                152,500
                                          -----------            -----------
                                                    -              8,848,406


Property held for disposition, net          8,427,606              1,491,742

Cash and cash equivalents                   6,245,865             12,026,888
                                          -----------            -----------
                                          $14,673,471            $22,367,036
                                          ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $   121,649            $    93,275
Accrued management fee                         11,213                 16,963
Deferred management and
        disposition fees                    2,006,447              1,930,523
                                          -----------            -----------
Total liabilities                           2,139,309              2,040,761
                                          -----------            -----------

Partners' capital (deficit):
        Limited partners ($273
         and $367 per unit,
         respectively; 160,000
         units authorized, 82,228
         units issued and outstanding)     12,547,877             20,339,363
        General partners                      (13,715)               (13,088)
                                          -----------             ----------
Total partners' capital                    12,534,162             20,326,275
                                          -----------             ----------

                                          $14,673,471            $22,367,036
                                          ===========            ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                  Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                  September 30, 2000   September 30, 2000   September 30, 1999   September 30, 1999
                                  ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY
Property rentals                       $ 444,313           $1,442,700           $  239,544           $2,183,952
Interest income on loan to
  ground lessor                           21,392               86,162               33,533              101,365
Property operating expenses             (151,239)            (353,333)            (216,052)            (715,773)
Ground rent expense                      (97,500)            (292,500)             (97,500)            (292,500)
Depreciation and amortization           (122,718)            (362,570)            (131,000)            (616,180)
                                       ---------           ----------           ----------           ----------
                                          94,248              520,459             (171,475)             660,864
Joint venture earnings                         -                    -              184,576              403,528
                                       ---------           ----------           ----------           ----------

  Total real estate operations            94,248              520,459               13,101            1,064,392

Gain on sale of property                       -              556,164            3,367,372            3,475,077
                                       ---------           ----------           ----------           ----------
  Total real estate activity              94,248            1,076,623            3,380,473            4,539,469

Interest on cash equivalents              99,691              321,965              128,911              316,967
                                       ---------           ----------           ----------           ----------
  Total investment activity              193,939            1,398,588            3,509,384            4,856,436
                                       ---------           ----------           ----------           ----------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP



                                   Three Months Ended  Nine Months Ended   Three Months Ended  Nine Months Ended
                                   September 30, 2000  September 30, 2000  September 30, 1999  September 30, 1999
                                   ------------------  ------------------  ------------------  ------------------

Portfolio Expenses

Management fee                            22,426              99,807              47,234             329,405
General and administrative                94,098             236,018              61,880             199,019
                                        --------          ----------          ----------          ----------
                                         116,524             335,825             109,114             528,424
                                        --------          ----------          ----------          ----------

 Net Income                             $ 77,415          $1,062,763          $3,400,270          $4,328,012
                                        ========          ==========          ==========          ==========

Net income per
  limited partnership unit              $   0.93          $    12.80          $    40.94         $     52.11
                                        ========          ==========          ==========         ===========

Cash distributions per
  limited partnership unit              $   5.12          $   107.55          $   273.34         $    292.21
                                        ========          ==========          ==========         ===========

Number of limited
  partnership units outstanding
  during the period                       82,228              82,228              82,228              82,228
                                        ========          ==========          ==========         ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                  Three Months Ended      Nine Months Ended       Three Months Ended      Nine Months Ended
                  September 30, 2000      September 30, 2000      September 30, 1999      September 30, 1999
                ----------------------  ----------------------  ----------------------  ----------------------

                General      Limited    General      Limited    General      Limited    General      Limited
                Partners    Partners    Partners    Partners    Partners    Partners    Partners    Partners
                --------   -----------  --------   -----------  --------   -----------  --------   -----------

Balance at
beginning of
period          $(10,237)  $12,892,244  $(13,088)  $20,339,363  $(34,228)  $38,721,368  $(27,832)  $39,354,545

Cash
distributions     (4,253)     (421,007)  (11,255)   (8,843,621)  (20,216)  (22,476,201)  (35,889)  (24,027,843)

Net income           775        76,640    10,628     1,052,135    34,003     3,366,267    43,280     4,284,732
               ---------   -----------  --------   -----------   -------   -----------   -------   -----------

Balance at
end of period   $(13,715)  $12,547,877  $(13,715)  $12,547,877  $(20,441)  $19,611,434  $(20,441)  $19,611,434
               =========   ===========  ========   ===========  ========   ===========  ========   ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended September 30,
                                              -------------------------
                                                  2000         1999
                                                  ----         ----

Net cash provided by operating activities    $   912,559   $  1,659,957
                                             -----------   ------------

Cash flows from investing activities:
  Deferred disposition fees                       66,600        650,100
  Investment in property                         (10,265)        (8,717)
  Repayment of loan to ground lessor              57,053         59,042
  Net proceeds from sale of property           2,047,906     20,644,936
                                             -----------   ------------
     Net cash provided by
     investing activities                      2,161,294     21,345,361
                                             -----------   ------------

Cash flows from financing activities:
  Distributions to partners                   (8,854,876)   (24,063,732)
                                             -----------   ------------
     Net cash used in financing
     activities                               (8,854,876)   (24,063,732)
                                             -----------   ------------

  Net decrease in cash and
     cash equivalents                         (5,781,023)    (1,058,414)

Cash and cash equivalents:
  Beginning of period                         12,026,888      7,220,155
                                             -----------   ------------

  End of period                              $ 6,245,865   $  6,161,741
                                             ===========   ============



           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999 and the results of its operations and partners' capital (deficit) for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements. We prepared the unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted.

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

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Columbia Gateway Corporate Park joint venture:



                  Results of Operations
                  ---------------------

                                   Nine Months Ended
                                  September 30, 1999
                                  ------------------

Revenue
 Rental income                            $1,902,873
                                          ----------
                                           1,902,873
                                          ----------

Expenses
 Operating expenses                          386,406
 Depreciation and amortization               193,425
                                          ----------
                                             579,831
                                          ----------

Net income                                $1,323,042
                                          ==========

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

     The following is a summary of the Partnership's investments in property (one at September 30, 2000 and two at December 31, 1999):

                                       September 30, 2000  December 31,1999
                                      ------------------  ----------------

     Building and improvements            $                  $ 8,480,975
     Accumulated depreciation                                 (1,665,207)
     Loan to ground lessor                                     1,445,320
     Lease commissions and other
         assets, net                                             249,698
     Accounts receivable                                         311,195
     Accounts payable                                           (126,075)
     Property held for disposition          8,427,606          1,491,742
                                           ----------        -----------
                                           $8,427,606        $10,187,648
                                           ==========        ===========

     On October 13, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Santa Rita Plaza investment. Although there can be no assurances that this sale will occur, it is expected to be concluded during the fourth quarter of 2000. This investment is classified as Property held for disposition, net on the Balance Sheet at September 30, 2000. During the nine months ended September 30, 2000 and 1999, the Partnership recognized $478,081 and $210,539 in net income from this investment, respectively.

     The Partnership recognized a net loss of $22,217 for the year ended 1999 from the Waters Landing investment which was held for disposition at December 31, 1999.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 2000 were made on October 26, 2000 in the aggregate amount of $226,750 ($2.73 per limited partnership unit). Also at this time, a capital distribution was made from unallocated original working capital reserves in the amount of $3,618,032 ($44.00 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, eight of which have been sold: two in 1994, two in 1997, three in 1999, and one in 2000. As a result of the sales, capital of $59,850,280 has been returned to the limited partners through September 30, 2000. The adjusted capital contribution was reduced from $1,000 to $952 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999 and then to $273 in 2000.

     At September 30, 2000, the Partnership had $6,245,865 in cash and cash equivalents, of which $226,750 was used for operating cash distributions and $3,618,032 was used for capital distributions to partners on October 26, 2000; the remainder will be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and its last remaining real estate investment. Distributions of cash from operations relating to the first quarter of 2000 were made at the annualized rate of 5.50% on the weighted average adjusted capital contribution of $312.52, while distributions of cash from operations relating to the second and third quarters of 2000 were made at the annualized rates of 7.50% and 4%, respectively, on the adjusted capital contribution of $273. At the time of the operating distribution relating the third quarter of 2000, the Partnership also made a capital distribution from unallocated original working capital reserves in the amount of $3,618,032 ($44.00 per limited partnership unit). The rate decrease in the third quarter of 2000 is primarily due to lower cash available for distribution due to timing of distributions from the last remaining investment to the Partnership. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. At the time of the operating distribution related to the second quarter of 1999, the Partnership also made a special distribution of $14.33 per limited partnership unit from operating cash previously held in reserves. Distributions of cash from operations relating to the third quarter of 1999 were made at an annualized rate of 4.50% on the weighted average adjusted capital contribution of $511.53.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 2000, the appraised value of the last remaining investment exceeded its related carrying value by $340,000. The current appraised value of the real estate investment has been estimated by the managing general partner and is based on the amount negotiated in the Purchase and Sale Agreement executed on October 13, 2000.


Results of Operations
---------------------

     Santa Rita Plaza is a wholly-owned property. Waters Landing II, Puente Street and Dahlia, which were sold in February 2000, June 1999 and August 1999, respectively, were also wholly-owned properties. Columbia Gateway Corporate Park was structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership. Columbia Gateway Corporate Park was sold on December 20, 1999.


Operating Factors

     As mentioned above, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate were entitled to 30.5% and 69.5% of the operating activity, respectively, sold its property on December 20, 1999. The Partnership recognized its 30.5% share of the gain of $957,057. The property was 100% leased at the time of sale.

     As mentioned above, the Puente Street property was sold on June 25, 1999 and the Partnership recognized a gain of $104,975. The property was 100% leased at the time of sale.

     As mentioned above, the Dahlia property was sold on August 27, 1999 and the Partnership recognized a gain of $3,367,359. The property was 100% leased at the time of sale.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

     As mentioned above, the Waters Landing II property was sold on February 17, 2000 and the Partnership recognized an initial gain of $556,268. During the second quarter of 2000, the Partnership incurred expenses of $104 relating to the sale of Waters Landing, which subsequently reduced the overall gain to $556,164 for the nine months ended September 30, 2000.

     Occupancy at Santa Rita Plaza during the third quarter of 2000 was 100% compared to 99% at September 30, 1999. On October 13, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Santa Rita Plaza investment. Although there can be no assurances that this sale will occur, it is expected to be concluded during the fourth quarter of 2000. This investment is classified as Property held for disposition, net on the Balance Sheet as of September 30, 2000.

Investment Activity

     Interest on cash equivalents for the three and nine months ended September 30, 2000 was $99,691 and $321,965, respectively, compared to $128,911 and
$316,967 for the same periods in 1999. Interest income for the three month period ended September 30, 1999 was $29,220 higher than the respective three month period of 2000 due to the temporary investment of sale proceeds prior to distribution from the sales of Puente Street and Dahlia in June and August 1999, respectively. The overall nine month balances remained relatively stable.

     For the three and nine month periods ended September 30, 2000, real estate operations were $94,248 and $520,459, respectively, compared to $13,101 and $1,064,392 for the same periods in 1999. The comparative three month increase is due to increased occupancy as well as lower operating expenses at Santa Rita Plaza in 2000 as well as a reversal of previously recognized straight-line rental revenue in prior year related to the sale of Dahlia in August 1999, which was recognized during the three months ended September 30, 1999. The overall nine month decrease is due to the sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between both the comparative three and nine month periods ended September 30, 1999 and 2000, due to the decrease in distributable operational cash flow as a result of the sales of Puente Street, Dahlia and Columbia Gateway in June 1999, August 1999 and December 1999, respectively. The nine month management fees in 1999 also included fees recognized as a result of a special distribution from operating reserves.
During the respective three and nine month periods of 1999 and 2000, general and administrative expenses increased by $32,218 and $36,999, respectively. The increases are primarily due to an increase in investor servicing fees which were offset by lower appraisal fees in 2000.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



November 9, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                and Director of Managing General Partner
                                Fifth Copley Corp.



November 9, 2000
                              /s/ Jem A. Hudgins
                              --------------------------------
                                Jem A. Hudgins
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fifth Copley Corp.