Form 10-K
period 2000-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 2001-03-26
CIK 806028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         World Trade Center East
      Two Seaport Lane, 16th Floor
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

      At December 31, 2000, the Partnership owned one real property investment described in B. below. Two investments were sold in 1994, two investments were sold in 1997, three investments were sold in 1999 and one investment was sold in 2000 (see A. below). Sales proceeds were distributed in the amount of $48 per Unit in 1994, $28 per Unit in 1995, $308 per Unit in 1997, $249 per Unit in 1999 and $94 per unit in 2000. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner, the remaining property is adequately covered by insurance.

      The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

      As of December 31, 2000, the Partnership held the real property investment described below (see B.). Additionally, the Partnership sold eight other real estate investments between 1994 and 2000. The principal terms of these sales are set forth in the following table:

                                                  Net Sale   Distribution  Distribution
              Investment          Date Sold       Proceeds     Per Unit        Date
              ----------          ---------       --------     --------        ----
Waters Landing II                    2/00       $2,114,506      $24.00         3/00
Columbia Gateway Corporate Park     12/99       $5,891,032      $70.00         1/00
Dahlia                               8/99       $9,723,207     $115.00         9/99
Puente Street                        6/99      $11,211,554     $134.00         7/99
Palms Business Center III & IV      10/97      $17,823,259     $216.00        11/97
University Business Park             5/97       $7,994,130      $92.00         6/97
Lakewood                             8/94       $4,297,367      $48.00(1)      9/94 (1)
C.S. Graham                          6/94       $3,720,076      $48.00(1)      9/94 (1)

(1) The distributions per unit relating to Lakewood and C.S. Graham were not calculated individually and the $48.00 per unit is an aggregate of the proceeds from the two sales.

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

      The joint venture owned approximately 8.5 acres of land in Germantown, Maryland and originally intended to construct a 144-unit apartment complex thereon. Development had been postponed due to the excess supply of apartment units in the Germantown area. During 1995, after receiving a number of feasibility studies of alternative development proposals for the site, the Managing General Partner determined development would not yield a sufficient return to justify the investment risk. In early November, 1998, a Purchase and Sale Agreement was executed by the Partnership to sell the Waters Landing II investment.

      On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,506. On March 15, 2000 the Partnership made a capital distribution of $1,973,472 ($24 per limited partnership unit) from the sale proceeds.

            B. Shopping Center in Salinas, California ("Santa Rita Plaza").

      On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum contribution from $9,500,000 to $11,350,000, of which $6,500,000 is characterized as Senior Capital and $4,850,000 is characterized as Junior Capital. As of December 31, 2000, the Partnership had contributed $11,263,539 to the capital of the joint venture. The Partnership agreement entitles the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital is due and payable ten years after the date of the Partnership's first investment of Senior Capital. It is anticipated that the Senior Capital will be repaid in full in March 2001, upon the sale of the property. The Partnership agreement also entitles the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment will accrue and bear interest at the rate of 10.5% per annum, if sufficient cash is not available therefor. At such time as the aggregate of accrued junior priority return payments total $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments will thereafter be paid currently; provided, however, that the $1,000,000 threshold will be increased by each dollar of Junior Capital which the Partnership elects not to contribute to fund its return. The Junior Capital will be due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The Partnership agreement also entitles the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

      The limited partnership has a leasehold interest in approximately 10.56 acres of land in Salinas, California (the "Land") and had completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease has a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum is payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, is also payable. As of December 31, 2000, the buildings were 100% leased.

      On August 1, 1995 the Partnership made a $1,750,000 loan to Nielsen Properties, Ltd., which is the ground lessor, for a term of 15 years. The loan earns interest at the rate of 8.75% per annum. The note is secured by a deed of trust on the Land. In conjunction with this loan, Nielsen Properties, Ltd. repaid the limited partnership $1,299,052, representing full payment of two outstanding notes receivable. The Partnership had the right to require full payment of the note on or after August 1, 2000. On August 3, 2000, the Partnership exercised this right and notified Nielsen Properties, Ltd. that the maturity date had been accelerated to a date specified by the Partnership, not less than 365 days from the date of notice. Accordingly, all amounts of principal and interest then unpaid will be due and payable on August 6, 2001.

      On October 13, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Santa Rita Plaza investment. Although there can be no assurances that this sale will occur, it is expected to be concluded during the first quarter of 2001.

Item 2. Properties

      The following table sets forth the annual realty taxes for the Partnership's last remaining property and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's property.

------------------------------------------------------------------------------------------------------------------------------------

                                       Estimated                                                                       Annual
                                         2001              Number of                                                  Contract
                                        Annual           Tenants with                                Square Feet        Rent
                                        Realty            10% or More         Name(s) of               of Each       Per Square
            Property                     Taxes              of GLA             Tenant(s)               Tenant           Foot
------------------------------------------------------------------------------------------------------------------------------------
Shopping Ctr in Salinas, CA             $132,270               2        Food Maxx                      51,008           $7.73

                                                                        Ross Dress for Less            17,068          $12.80
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                         Lease         Renewal      Line of Business
            Property                   Expiration      Options    of Principal Tenants
-------------------------------------------------------------------------------------------
Shopping Ctr in Salinas, CA              8/2010      Three for 5  Supermarket
                                                        Years

                                         6/2001         None      Apparel Retailer
-------------------------------------------------------------------------------------------

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's last remaining property:

--------------------------------------------------------------------------------------------------
               Property                  Gross Leasable   Year-End      Rental     Net Effective
                                              Area        Occupancy    Revenue         Rent
                                                                      Recognized    ($/sf/yr)*
--------------------------------------------------------------------------------------------------

Shopping Center in Salinas, CA
                 1996                       125,247          98%      $1,718,737      $14.56
                 1997                       125,247          95%      $1,759,594      $14.60
                 1998                       125,247          98%      $1,818,936      $14.97
                 1999                       125,247          98%      $1,717,471      $14.28
                 2000                       125,247         100%      $1,952,088      $15.76
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective years.

      Following is a schedule of lease expirations for each of the next ten years for the Partnership's last remaining property based on the annual contract rent in effect at December 31, 2000:

-------------------------------------------------------------------------
                          TENANT AGING REPORT
-------------------------------------------------------------------------

   Property     # of Lease     Total          Total       Percentage of
               Expirations  Square Feet  Annual Contract   Gross Annual
                                               Rent          Rental*
-------------------------------------------------------------------------
Shopping Center in Salinas, CA
     2001           11         37,314        $519,598          33%
     2002           2           1,760         $28,432          2%
     2003           6           8,790        $169,443          11%
     2004           2           6,526         $88,666          5%
     2005           3          11,035        $219,706          14%
     2006           1           4,999         $89,982          6%
     2007           0               0              $0          0%
     2008           0               0              $0          0%
     2009           0               0              $0          0%
     2010           3          54,823        $468,765          29%
-------------------------------------------------------------------------

* Does not include expenses paid by tenants.

      The following table sets forth for the Partnership's last remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to such property or component thereof for purposes of depreciation:

-----------------------------------------------------------------------------------------------------------------------------

                                                                      Rate of                         Life       Accumulated
         Entity / Property                       Tax Basis          Depreciation          Method    in years    Depreciation

-----------------------------------------------------------------------------------------------------------------------------

Shopping Center, Salinas, CA
Building & Improvements                            559,531                2.5%               SL         40            59,296
Building & Improvements                          8,989,174               3.18%               SL       31.5         3,238,145
                                                 ---------                                                         ---------
Total Depreciable Assets                         9,548,705                                                         3,297,441

Total Depreciable Assets                        $9,548,705                                                        $3,297,441
                                                ==========                                                        ==========

-----------------------------------------------------------------------------------------------------------------------------

SL=  Straight Line

      Following is information regarding the competitive market conditions for the Partnership's last remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Shopping Center in Salinas, California

      Salinas has approximately 4,000,000 square feet of retail space with most of it concentrated in northern Salinas, which has long been Monterey County's regional shopping hub. Salinas' regional trade area frames Highway 101 and N. Main St. with three large retail centers: the County's only enclosed regional mall, the 1,100,000-square-foot Northridge Mall and the County's two largest power centers-the 665,000-square-feet Harden Ranch Plaza and the 600,000-square-foot Westridge Center, which are within a short distance of each other. Due to their regional draw, these centers have enjoyed low vacancy rates since being built. Adding to the area's strong regional positioning is the new Salinas Auto Mall, immediately west of Santa Rita Plaza, which will house 14 dealers on 100 acres.

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

      As of December 31, 2000, there were 11,856 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 2000 or distributed after year end with respect to 2000 to the Limited Partners as a group totaled $6,788,744, including $1,973,472 of returned capital from the proceeds of property sales and $3,618,032 of returned capital previously held in reserves. Cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners as a group totaled $29,867,676 including $26,230,732 of returned capital from the proceeds of property sales.

      Cash distributions exceeded net income in 2000 and, therefore, resulted in a reduction of partners' capital. Operating cash distributions exceeded net cash provided by operating activities. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data


                       For Year      For Year     For Year       For Year     For Year
                       Ended or      Ended or     Ended or       Ended or     Ended or
                         as of         as of        as of          as of        as of
                      12/31/00(1)   12/31/99(2)   12/31/98      12/31/97(3)   12/31/96
                      --------      --------      --------      --------      --------

Revenues              $ 2,487,704   $ 3,709,675   $ 5,174,753   $17,197,366   $ 7,716,609

Net Income            $ 1,360,398   $ 5,540,881   $ 2,175,480   $13,153,920   $ 3,392,534

Net Income
per Weighted
Average
Limited
Partnership
Unit                  $     16.38   $     66.71   $     26.17   $    158.07   $     40.72

Total Assets          $11,136,652   $22,367,036   $40,737,607   $42,788,822   $59,590,134

Total Cash
Distributions
per Limited
Partnership
Unit outstanding
for the entire
period, including
amounts distributed
after year end with
respect to
such year             $     82.56   $    363.23   $     48.78   $    366.45   $     55.44


(1) During 2000, net income includes a gain of $556,164 recognized on the sale of one investment. Cash distributions include a return of capital of $68 per Unit.

(2) During 1999, net income includes gains of $4,429,391 recognized on the sale of three investments. Cash distributions include a return of capital of $319 per Unit.

(3) During 1997, net income includes a gain of $10,176,990 recognized on the sale of two investments. Cash distributions include a return of capital of $308 per Unit.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. Eight investments have been sold, one in each of June 1994, August 1994, May 1997, October 1997, June 1999, August 1999, December 1999 and February 2000.

      As a result of the sales and other capital transactions, capital of $63,468,312 has been returned to the limited partners through December 31, 2000. The adjusted capital contribution was reduced to $952 from $1,000 per Unit in 1994, then to $924 in July 1995, then to $616 in 1997, then to $367 in 1999 and then to $229 in 2000. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to AEW Real Estate Advisors (the "Advisor") ($40,580 in 2000, $234,897 in 1999, $447,745 in 1997, $183,426 in
1995 and $1,259,988 in 1994).

      At December 31, 2000, the Partnership had $2,762,388 in cash and cash equivalents, of which $200,171 was used for operating cash distributions to partners on January 25, 2001; the remainder will be retained as working capital reserves. The source of future liquidity or cash distributions to partners will be cash generated by the Partnership's invested cash and cash equivalents and its last remaining real estate investment. Distributions of cash from operations relating to the first quarter of 2000 were made at the annualized rate of 5.50% on the weighted average adjusted capital contribution of $312.52, while distributions of cash from operations relating to the second and third quarters of 2000 were made at the annualized rates of 7.50% and 4%, respectively, on the adjusted capital contribution of $273. At the time of the operating distribution relating to the third quarter of 2000, the Partnership also made a capital distribution from unallocated original working capital reserves in the amount of $3,618,032 ($44.00 per limited partnership unit). The rate decrease in the third quarter of 2000 is primarily due to lower cash available for distribution due to timing of distributions from the last remaining investment to the Partnership. Distributions of cash relating the fourth quarter of 2000 were made at the annualized rate of 4% on the weighted average capital contribution of $240.96. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 6.50% on the adjusted capital contribution of $616. Distributions of cash from operations relating to the third quarter of 1999 were made at the annualized rate of 4.50% on the weighted average adjusted capital contribution of $511.53. Fourth quarter 1999 distributions of cash from operations were made at the annualized rate of 4.50% on the adjusted capital contribution of $367. The third and fourth quarter rate decreases were a result of the sales of Puente Street and Dahlia and the consequent reduction in cash flow.

      The carrying value of real estate investments in the financial statements at December 31, 2000 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 2000, the appraised value of the last remaining investment exceeded its related carrying value by approximately $335,000. The current appraised value of the real estate investment has been estimated by the Managing General Partner and is based on the amount negotiated in the Purchase and Sale Agreement dated as of October 13, 2000.

Results of Operations

      Form of Real Estate Investments

      Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. This investment was sold during 2000. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Dahlia investment was sold during 1999. The Puente Street investment was a wholly-owned property and was also sold during 1999. The Columbia Gateway Corporate Park investment, which was originally structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership, was restructured to give the Partnership and the affiliate of the Partnership full control over the business of joint venture effective January 1, 1998. This investment was also sold during 1999.

      Operating Factors

      As mentioned above, the Waters Landing II investment was sold on February 17, 2000 and the Partnership recognized a gain of $556,164.

      As mentioned above, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate owned a 30.5% and 69.5% interest, respectively, sold its property on December 20, 1999. The Partnership recognized its 30.5% share of the gain in the amount of $957,057. The property was 100% leased at the time of sale.

      As mentioned above, the Puente Street property was sold on June 25, 1999 and the Partnership recognized a gain of $104,975. The property was 100% leased at the time of sale.

      As mentioned above, the Dahlia property was sold on August 27, 1999 and the Partnership recognized a gain of $3,367,359. The property was 100% leased at the time of sale.

      Occupancy at Santa Rita Plaza was 100% at December 31, 2000 compared to 98% at both December 31, 1999 and 1998. Although occupancy is strong at this time, leases for another 30% of the space will expire during 2001. Renewals for these leases are being actively pursued at this time.

      On October 13, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Santa Rita Plaza investment. Although there can be no assurances that this sale will occur, it is expected to be concluded during the first quarter of 2001.

      Investment Results

      Interest on cash and cash equivalents decreased by approximately $47,000 in 2000 compared to 1999 as a result of lower investment balances due to the sale of Waters Landing II in February 2000 as well as a capital distribution made from unallocated original working capital reserves in 2000. Interest on cash and cash equivalents decreased by approximately $58,000 in 1999 as compared to 1998 as a result of lower investment balances due to the sale of Puente Street in June 1999 and Dahlia in August 1999.

            2000 Compared to 1999

      Real estate operations decreased overall by approximately $469,000 between 2000 and 1999. This decrease is primarily due to the sale of Columbia Gateway Corporate Park joint venture in December 1999. Operating results at Santa Rita Plaza have increased due to 1) a higher yearly average occupancy between 2000 and 1999, 2) an increase in 2000 rental rates and 3) no depreciation and amortization expense taken for the last quarter of 2000 due to the asset being held for sale. This increase in operations is offset by the sales of Puente Street in June 1999 and Dahlia in August 1999.

            1999 Compared to 1998

      Real estate operations decreased overall by approximately $1,022,105 between 1999 and 1998. This decrease is primarily due to lower operating results from both Puente Street and Dahlia due to the sale of these assets during 1999 (partial year operations in 1999 versus full year operations in 1998). Operating results at Santa Rita Plaza also decreased due to lower interest income and higher depreciation expense.

      Portfolio Expenses

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

            2000 Compared to 1999

      The Partnership management fee decreased due to a decrease in distributable cash flow from operations as a result of the sale of three assets in 1999 and one asset in 2000. General and administrative expenses increased by approximately $35,000 or 13%, primarily due to an increase in investor servicing and legal fees which were partially offset by a decrease in appraisal fees due to one less asset in 2000 compared to 1999.

            1999 Compared to 1998

      The Partnership management fee decreased due to a decrease in distributable cash flow from operations as a result of the sale of two assets in 1999. General and administrative expenses increased by approximately $22,000 or 9%, primarily due to an increase in state taxes which was partially offset by a decrease in appraisal fees due to three fewer assets in 1999 compared to 1998.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statement and Schedule on page 19.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2000.

Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Alison L. Husid                President, Chief Executive Officer and Director                          38
Pamela J. Herbst               Vice President and Director                                              45
J. Grant Monahon               Vice President and Director                                              55
James J. Finnegan              Vice President                                                           40
Dana C. Spires                 Treasurer and Principal Financial and Accounting Officer                 34

            (c) Identification of Certain Significant Employees.

                None.

            (d) Family Relationships.

                None.

            (e) Business Experience.

      The Managing General Partner was incorporated in Massachusetts on October 23, 1986. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), the Advisor's parent, with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 15 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of AEW's Management Committee, Investment Committee and Investment Policy Group. Since joining AEW's predecessor in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations, and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW's Chief Operating Officer and a member of its Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly served as AEW's General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is AEW's General Counsel. He has over fifteen years of experience in real estate, including seven years in private practice with major New York City and Boston law firms. Jay has extensive experience in creating and implementing real estate investment and portfolio management strategies for institutional investors. Jay joined AEW in 1992 and has been actively involved in various aspects of AEW's investment activities, including public and private debt and equity investments. He also serves as AEW's securities and regulatory compliance officer, and is the Principal of AEW Securities, L.P., AEW's affiliated broker/dealer. Jay is a member of the General Counsel section of the National Association of Real Estate Investment Managers. He is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

      Dana C. Spires is a Controller in AEW's Direct Investment group, with responsibility for overseeing the accounting and financial reporting for several direct investment clients. Prior to joining AEW in 2000, he worked as a Controller for both Finard & Company, LLC and Leggat McCall Retirement Properties LLC. Mr. Spires has over twelve years of financial experience in the real estate field. He is a graduate of Thiel College.

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

      The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2000. Cash distributions to General Partners include amounts distributed after year end with respect to 2000.

                                                                                                   Amount of
                                                                                                Compensation and
Receiving Entity                             Type of Compensation                                Reimbursement
----------------                             --------------------                                -------------
General Partners                             Share of Distributable Cash                      $           12,095

AEW Real Estate Advisors, Inc.               Management Fees and                                         136,604
(formerly known as Copley Real               Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities Corporation           Servicing Fees plus out-of-
                                             pocket reimbursements                                        23,061
                                                                                              ------------------

                                             TOTAL                                            $          171,760
                                                                                              ==================

      For the year ended December 31, 2000 the Partnership allocated $(5,940) of taxable loss to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.

      The General Partners of the Partnership owned no Units at December 31,
2000.

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

      (b) Reports on Form 8-K. No current reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

                        New England Pension Properties V;

                        A Real Estate Limited Partnership




                              Financial Statements


                                 * * * * * * * *




                                December 31, 2000

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 2000 and 1999

      Statements of Operations - Years ended December 31, 2000, 1999 and 1998

      Statements of Partners' Capital (Deficit) - Years ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

      Notes to Financial Statements

Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation at December 31,
      2000




All other schedules are omitted because they are not applicable

                        Report of Independent Accountants

To the Partners of New England Pension Properties V; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 13, 2001

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                                                     December 31,
                                                                      ------------------------------------------
                                                                            2000                      1999
                                                                      ---------------           ----------------
Assets

Real estate investments:
  Property, net                                                       $            --           $      8,695,906
  Joint venture                                                                    --                    152,500
                                                                      ---------------           ----------------
                                                                                   --                  8,848,406

Property held for disposition, net                                          8,374,264                  1,491,742

Cash and cash equivalents                                                   2,762,388                 12,026,888
                                                                      ---------------           ----------------

                                                                      $    11,136,652           $     22,367,036
                                                                      ===============           ================

Liabilities and Partners' Capital

Accounts payable                                                      $       123,393           $         93,275
Accrued management fees                                                         9,899                     16,963
Deferred management and disposition fees                                    2,016,345                  1,930,523
                                                                      ---------------           ----------------
Total liabilities                                                           2,149,637                  2,040,761
                                                                      ---------------           ----------------

Partners' capital (deficit):
  Limited partners ($229 and $367 per unit;
  respectively, 160,000 units authorized,
  82,228 issued and outstanding,)                                           9,000,022                 20,339,363
  General partners                                                            (13,007)                   (13,088)
                                                                      ----------------          -----------------
Total partners' capital                                                     8,987,015                 20,326,275
                                                                      ---------------           ----------------

                                                                      $    11,136,652           $     22,367,036
                                                                      ===============           ================

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                       Year ended December 31,
                                                    ---------------------------------------------------------------
                                                         2000                  1999                      1998
                                                    ---------------       ---------------           ---------------

Investment Activity

Property rentals                                    $    1,976,430        $    2,707,017            $    4,103,360
Interest income on loan to ground lessor                   127,688               135,330                   142,492
Property operating expenses                               (499,211)             (828,020)                 (949,126)
Ground rent expense                                       (390,000)             (390,000)                 (390,000)
Depreciation and amortization                             (362,570)             (739,415)               (1,003,722)
                                                    ---------------       ---------------           ---------------
                                                           852,337               884,912                 1,903,004

Equity in joint venture earnings                                --               436,427                   440,440
                                                    --------------        --------------            --------------
   Total real estate operations                            852,337             1,321,339                 2,343,444


Gain on sale of investment in joint venture                     --               957,057                        --
Gain on sales of property                                  556,164             3,472,334                        --
                                                    --------------        --------------            --------------

   Total real estate activity                            1,408,501             5,750,730                 2,343,444

Interest on cash equivalents
     and short-term investments                            383,586               430,901                   488,461
                                                    --------------        --------------            --------------

   Total investment activity                             1,792,087             6,181,631                 2,831,905
                                                    --------------        --------------            --------------

Portfolio Expenses

Management fee                                             119,604               363,331                   401,138
General and administrative                                 312,085               277,419                   255,287
                                                    --------------        --------------            --------------
                                                           431,689               640,750                   656,425
                                                    --------------        --------------            --------------

Net Income                                          $    1,360,398        $    5,540,881            $    2,175,480
                                                    ==============        ==============            ==============


Net income per weighted average limited
   partnership unit                                 $        16.38        $        66.71            $        26.17
                                                    ==============        ==============            ==============


Cash distributions per limited partnership
   unit outstanding for the entire year             $       154.28        $       297.96            $        51.61
                                                    ==============        ==============            ==============


Weighted average number of limited
   partnership units outstanding during
   the year                                                 82,228                82,228                    82,309
                                                    ==============        ==============            ==============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                             Year ended December 31,
                               --------------------------------------------------------------------------------
                                          2000                        1999                       1998
                               --------------------------   -------------------------  ------------------------
                                General        Limited       General       Limited      General       Limited
                                Partners       Partners     Partners       Partners     Partners      Partners
Balance at beginning of year   $  (13,088)  $  20,339,363   $ (27,832)  $  39,354,545  $  (6,663)  $ 41,511,957

Repurchase of limited
  partnership units                    --              --          --              --         --        (61,776)

Cash distributions                (13,523)    (12,686,135)    (40,665)    (24,500,654)   (42,924)    (4,249,361)

Net income                         13,604       1,346,794      55,409       5,485,472     21,755      2,153,725
                               ----------   -------------   ---------   -------------  ---------   ------------

Balance at end of year         $  (13,007)  $   9,000,022   $ (13,088)  $  20,339,363  $ (27,832)  $ 39,354,545
                               ==========   =============   =========   =============  =========   ============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                            -------------------------------------------------
                                                                 2000                1999            1998
                                                                 ----                ----            ----
Cash flows from operating activities:
  Net income                                                $   1,360,398       $   5,540,881    $  2,175,480

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                               362,570             739,415       1,003,722
      Gain on sale of investment in joint venture                      --            (957,057)             --
      Gain on sales of property                                  (556,164)         (3,472,334)             --
      Increase in property deferred lease commissions             (48,175)            (67,465)       (224,692)
      Equity in joint venture earnings                                 --            (436,427)       (440,440)
      Cash distributions from joint
        ventures                                                  152,500             374,058         430,606
      Decrease in investment
        income receivable                                              --                  --          64,217
      Decrease (increase) in property
        working capital                                           (64,335)            598,955        (208,803)
      Increase (decrease) of deferred
        management fee                                             19,222            (153,203)              -
      Increase  (decrease) in operating liabilities                23,054             (48,658)        127,366
                                                            -------------       --------------   ------------
      Net cash provided by operating
        activities                                              1,249,070           2,118,165       2,927,456
                                                            -------------       -------------    ------------

Cash flows from investing activities:
    Net proceeds from sale of investments                       2,047,906          26,347,165              --
    Deferred disposition fees                                      66,600             831,728              --
    Investments in property                                       (15,265)            (28,602)     (2,027,390)
    Repayments received on loan to ground lessor                   86,847              79,596          72,951
    Decrease in short-term investments, net                            --                  --       4,297,813
                                                             ------------       -------------     -----------
  Net cash provided by investing activities                     2,186,088          27,229,887       2,343,374
                                                            -------------       -------------    ------------

Cash flows from financing activities:
  Distributions to partners                                   (12,699,658)        (24,541,319)     (4,292,285)
  Repurchase of limited partnership units                               -                   -         (61,776)
                                                            -------------       -------------    ------------
  Net cash used in financing activities                       (12,699,658)        (24,541,319)     (4,354,061)
                                                            --------------      --------------   ------------

  Net increase (decrease) in cash and cash
    equivalents                                                (9,264,500)          4,806,733         916,769

Cash and cash equivalents:
  Beginning of year                                            12,026,888           7,220,155       6,303,386
                                                            -------------       -------------    ------------

  End of year                                               $   2,762,388       $  12,026,888    $  7,220,155
                                                            =============       =============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

      General

      New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987 and acquired the last remaining real estate investment it currently owns prior to the end of 1989. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate.

      The Managing General Partner of the Partnership is Fifth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. (the "Advisor"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Advisor pursuant to an advisory contract.

      The Advisor is a wholly-owned subsidiary of AEW Capital Management L.P., a wholly-owned subsidiary of Nvest Companies, L.P. (the "Company"). On October 30, 2000, Paris-based CDC IXIS Asset Management ("CDCIAM") acquired the Company and its affiliated partnership, Nvest, L.P. (the "Acquisition"). Subsequently, the Company's name was changed to CDC IXIS Asset Management North America, LP. CDCIAM is the investment management arm of France's CDC IXIS, a subsidiary of Caisse des Depots Group ("CDC").

      The Acquisition was accomplished through CDCIAM's wholly owned subsidiary, CDC IXIS Asset Management US Corporation ("CDCIAM US Corp."), which has a 99% direct limited partnership interest in the Company and is the sole owner of the Company's 1% general partner, CDC IXIS Asset Management US, LLC.

      Prior to the Acquisition, the Company was owned by Nvest, L.P. ("Nvest"), a publicly traded limited partnership with an approximate 15 percent interest, and by private unitholders. The general partner of Nvest and the managing general partner of the Company was a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). In total, MetLife owned approximately 48% of the partnership units of the Company at October 30, 2000 (including those owned indirectly through ownership of Nvest units). Upon the consummation of the Acquisition on October 30, 2000, all unitholders received cash in exchange for each unit owned. Nvest, whose primary asset was its ownership of Nvest Companies' units, was merged with and into the Company on December 31, 2000, with the Company as the surviving entity.

      Management

      The Advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 2000, 1999, and 1998, respectively). Acquisition fees were based on 2% of gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,956,543 and $1,889,943 at December 31, 2000 and 1999, respectively.

      New England Securities Corporation, an indirect subsidiary of Met Life, was engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $23,061, $22,679 and $20,852, in 2000, 1999 and 1998, respectively.

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

      Real Estate Joint Ventures

      Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership has no joint ventures.

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

      Deferred Disposition Fees

      As discussed in Note 1, disposition fees due to the Advisor related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus a stipulated return thereon.

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

NOTE 3 - REAL ESTATE JOINT VENTURES

      The Partnership had invested in nine real estate joint ventures, each organized as a general partnership with a real estate development/management firm and, in two cases, with an affiliate of the Partnership. Two joint venture projects were sold in 1994, one joint venture project was sold in 1999, three joint ventures were converted to wholly-owned investments in 1995 and two joint ventures were converted to wholly-owned investments in 1996. Joint venture investments are in either of two forms. In one form, the Partnership makes an equity contribution which is subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing transactions. In the second form of joint venture, the Partnership makes an equity contribution to the venture, subject to preferential returns, and also makes a loan to its venture partner which, in turn, contributes the proceeds to the venture. The loans bear interest at a specified rate, mature in full in ten years, and are secured by the venture partner's interest in the venture. These loans have been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits in proportion to ownership interests and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

      The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate development/management firms or their affiliates also provide various services to the respective joint ventures for a fee.

      The following is a summary of cash invested in the Partnership's joint venture which was sold in 1999, net of returns of capital and excluding acquisition fees:

                                                        Original                 December 31,
Investment/                           Rate of          Ownership           ----------------------
   Location                       Return/Interest      Interest               2000         1999
--------------                   -----------------    ----------           ---------    ---------
Columbia Gateway
 Corporate Park
 Columbia, MD                          10.5%            29.89%             $       0    $ 152,500

      Columbia Gateway Corporate Park

      On December 21, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and an affiliate of Manekin Corporation to construct and operate seven research and development /office buildings, of which six had been constructed at the time of the sale of the property. The Partnership committed to make a $6,402,000 equity contribution to the joint venture. The Partnership and New England Life Pension Properties IV (the "Affiliate") collectively had a 50% ownership interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture was restructured to give the Partnership and its Affiliate additional control over the business of the joint venture effective January 1, 1998 and they became entitled to 30.5% and 69.5%, respectively, of the operating activity of the joint venture.

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

Summarized Financial Information

      The following summarized financial information is presented in the aggregate for Columbia Gateway Corporate Park joint venture:

                             Assets and Liabilities

                                                     December 31,
                                             --------------------------
                                                2000             1999
                                               ------           ------

Assets

     Other assets                            $      --        $ 539,968
                                             ---------        ---------
                                                                539,968

Liabilities                                         --           (8,425)
                                             ---------        ---------

Net assets                                   $      --        $ 531,543
                                             =========        =========

                              Result of Operations

                                                 Year ended December 31,
                                        ---------------------------------------
                                           2000          1999           1998
                                          ------        ------         ------

Revenue
       Rental income                    $        --   $ 1,994,186   $ 2,312,692
       Other income                              --       115,948        15,809
                                        -----------   -----------   -----------
                                                 --     2,110,134     2,328,501
                                        -----------   -----------   -----------

Expenses
       Operating expenses                        --       485,802       560,829
       Depreciation and amortization             --       193,425       323,605
                                        -----------   -----------   -----------
                                                 --       679,227       884,434
                                        -----------   -----------   -----------

Net Income                              $        --   $ 1,430,907   $ 1,444,067
                                        ===========   ===========   ===========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of its various financing arrangements with the joint venture.

NOTE 4 - PROPERTY

      Santa Rita Plaza

      Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, giving the Partnership control over management decisions. Accordingly, the investment is being accounted for as a wholly-owned property as of that date. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets. On this same date, the Partnership made a fifteen-year loan in the amount of $1,750,000 to the ground lessor, which used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture. The Partnership had the right to require full payment of the loan after August 1, 2000. On August 3, 2000, the Partnership exercised this right and notified the ground lessor that the maturity date had been accelerated to a date specified by the Partnership not less than 365 days from the date of notice. Accordingly, all amounts of principal and interest then unpaid will be due and payable on August 6, 2001. The ground lease requires an annual base payment of $390,000 per year through 2063, plus 11.55% of excess rents, as defined.

      The buildings and improvements (a shopping center in Salinas, California) are being depreciated over 25 years beginning August 1, 1995. The loan to the ground lessor bears interest at 8.75%, with payments to be made monthly based on a 15-year amortization schedule, and is collateralized by the ground lessor's interest in the Santa Rita Plaza land.

      On October 13, 2000, the Partnership executed a Purchase and Sale Agreement to sell the Santa Rita Plaza investment. Although there can be no assurances that this sale will occur, it is expected to be concluded during the first quarter of 2001. This investment is classified as Property held for disposition, net, on the balance sheet at December 31, 2000. During the year ended December 31, 2000 and 1999, the Partnership recognized $824,132 and $423,200 in net income from this investment, respectively.

      Dahlia

      Effective September 1, 1995, the Dahlia joint venture was restructured into a limited partnership, giving the Partnership control over management decisions. Accordingly, the investment was accounted for as a wholly-owned property as of that date. The carrying value at conversion ($7,413,175) was allocated to land, building and improvements, and other net operating assets.

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

      On June 25, 1999, the Partnership sold the Puente Street property for $11,770,000. The Partnership received net proceeds of $11,211,554 and recognized a gain of $104,975 ($1.26 per Limited Partnership Unit). A disposition fee of $353,100 was accrued but not paid to the Advisor. On July 28, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per Limited Partnership Unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay deferred management fees to AEW of $234,897.

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

      On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,506 and recognized a gain of $556,164 ($6.70 per limited partnership unit). A disposition fee of $66,600 was accrued but not paid to the Advisor. On March 15, 2000, the Partnership made a capital distribution of $1,973,472 ($24 per limited partnership unit) from the sale proceeds.

      The following is a summary of the Partnership's investment in property (one at December 31, 2000 and two at December 31, 1999):

                                                      December 31,
                                            -------------------------------
                                               2000                1999
                                            -----------        ------------
Land                                        $        --        $         --
Buildings and improvements                           --           8,480,975
Accumulated depreciation                             --          (1,665,207)
Impairment provision                                 --                  --
Loan to ground lessor                                --           1,445,320
Lease commissions and
    other assets, net                                --             249,698
Accounts receivable                                  --             311,195
Accounts payable                                     --            (126,075)
Property held for disposition                 8,374,264           1,491,742
                                            -----------        ------------
                                            $ 8,374,264        $ 10,187,648
                                            ===========        ============

      Tenant leases provide for minimum rents, subject to periodic adjustment. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at the Partnership's last remaining property are as follows: $1,207,564 in 2001; $1,045,972 in 2002; $1,039,269 in 2003; $838,686 in 2004; $762,642 in 2005, and
$2,479,024 thereafter.

      The Partnership recognized a net loss of $22,217 for the year ended December 31, 1999 from the Waters Landing II investment, which was held for disposition at December 31, 1999.

      The Partnership recognized net income of $824,132 and $423,200 for the years ended December 31, 2000 and 1999, respectively, from the Santa Rita Plaza investment which was held for disposition at December 31, 2000.

NOTE 5 - INCOME TAXES

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                               Year ended December 31,
                                       ----------------------------------------

                                            2000         1999          1998
                                       -------------  -----------   -----------
Net income per financial statements    $  1,360,398   $ 5,540,881   $ 2,175,480
Timing differences:
  Joint venture earnings (loss)              (6,761)      409,810        77,713
  Property rentals                         (215,601)      (44,057)       34,398
  Expenses                                   84,170      (151,748)      147,427
  Depreciation and amortization              29,715       (33,681)      (64,957)
  Gain (loss) on sale                    (1,845,968)      396,197            --
                                       -------------  -----------   -----------

Taxable income (loss)                  $   (594,047)  $ 6,117,402   $ 2,370,061
                                       =============  ===========   ===========

NOTE 6 - PARTNERS' CAPITAL

      Allocation of net income from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $952 in 1994, then to $924 in 1995, then to $616 in 1997, then to $367 in 1999 and further reduced to $229 in 2000 as a result of the return of capital from the sale of eight investments and other capital transactions. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 7 - SUBSEQUENT EVENT

      Distributions of cash from operations relating to the quarter ended December 31, 2000 were made on January 25, 2001 in the aggregate amount of $200,171 ($2.41 per Limited Partnership Unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
AT DECEMBER 31, 2000

                                                                           Initial Cost to the Partnership
                                                  ----------------------------------------------------------------------------------
                                                                                              Lease Comm.
                                                                         Buildings &            & Other              Other Net
Description                                            Land             Improvements         Capital Costs      Assets (Liabilities)
------------------------------------------------------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                       $3,985,498            $8,542,701           $1,273,000                ($619)

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)     2,195,482             7,783,981              115,493              213,309

Fontana, CA.
 - Dahlia (See Note A)                               1,367,969             5,471,878              227,625              345,703

Salinas, CA.
 - Santa Rita Plaza (See Note A)                             0             8,056,722              196,574            1,963,363

Germantown, MD
 - Waters Landing II (See Note A)                    2,091,742                     0                    0                    0

Phoeniz, AZ
 - University Business Park                          1,834,355             3,724,297               86,200              (14,271)

                                                  ----------------------------------------------------------------------------------
Total Wholly-Owned Property                        $11,475,046           $33,579,579           $1,898,892           $2,507,485
                                                  ==================================================================================

29.89% interest in Columbia
Gateway Corporate Park                            ----------------------------------------------------------------------------------
Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.

                                                  ----------------------------------------------------------------------------------

         Total Joint Ventures
                                                  ==================================================================================

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
Description                                       Improvements   Improvements       Cap. Costs     of Property  Assets (Liabilities)
------------------------------------------------------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                      $2,711,872     ($409,228)       ($1,273,000)    ($2,900,000)      $1,299,583

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)       65,573             0                  0               0          (75,052)

Fontana, CA.
 - Dahlia (See Note A)                                194,540             0                  0               0         (535,666)

Salinas, CA.
 - Santa Rita Plaza (See Note A)                      439,518             0                  0               0           41,076

Germantown, MD
 - Waters Landing II (See Note A)                           0             0                  0        (600,000)               0

Phoeniz, AZ
 - University Business Park                           121,932             0                  0               0          101,692

                                                 -----------------------------------------------------------------------------------
Total Wholly-Owned Property                        $3,533,435     ($409,228)       ($1,273,000)    ($3,500,000)        $831,633
                                                 ===================================================================================

29.89% interest in Columbia
Gateway Corporate Park                           ----------------------------------  See Note B  -----------------------------------
Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.

                                                 -----------------------------------------------------------------------------------

         Total Joint Ventures
                                                 ===================================================================================

                                                                                 Balance at end of year
                                                 -----------------------------------------------------------------------------------
                                                                                                                       Accumulated
                                                              Buildings &     Other       Disposal                    Depreciation
Description                                          Land     Improvements  Net Assets    of Asset        Total     and Amortization
------------------------------------------------------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                     $3,985,498   $7,945,345   $1,298,964  ($13,229,807)           $0              $0

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)   2,195,482    7,849,554      253,750   (10,298,786)           $0              $0

Fontana, CA.
 - Dahlia (See Note A)                             1,367,969    5,666,418       37,662    (7,072,049)           $0              $0

Salinas, CA.
 - Santa Rita Plaza (See Note A)                           0    8,496,240    2,201,013             0   $10,697,253     ($2,322,988)

Germantown, MD
 - Waters Landing II (See Note A)                  1,491,742            0            0    (1,491,742)           $0              $0

Phoeniz, AZ
 - University Business Park                        1,834,355    3,846,229      173,621    (5,854,205)           $0              $0

                                                 ----------------------------------------------------------------------------------
Total Wholly-Owned Property                      $10,875,046  $33,803,786   $3,965,010  ($37,946,589)  $10,697,253     ($2,322,988)
                                                 ==================================================================================

29.89% interest in Columbia
Gateway Corporate Park                           --------------------------------------                         $0             N/A
Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.

                                                 ------------------------------------------------------------------

         Total Joint Ventures                                                                                   $0
                                                 ==================================================================

                                                             Date of                Date              Depreciable
Description                                                Construction           Acquired                Life
--------------------------------------------------     -------------------------------------------------------------
Brea, CA.
 - Puente Street (See Note A)                                  1989                6/1/91               30 Years

Las Vegas, NV.
 - Palms Business Center III and IV (See Note A)             Lease-up            03/07/1988             25 Years

Fontana, CA.
 - Dahlia (See Note A)                                         1990              09/21/1987             25 Years

Salinas, CA.
 - Santa Rita Plaza (See Note A)                               1990              02/01/1989             25 Years

Germantown, MD                                                 To be
 - Waters Landing II (See Note A)                           Constructed          05/26/1987               Land

Phoeniz, AZ
 - University Business Park                                    1991              09/30/1987             30 Years


Total Wholly-Owned Property


29.89% interest in Columbia
Gateway Corporate Park                                    Phase  I - 1990         12/21/87              50 Years
Partnership. Develop and operate
office/R & D bldgs. in Columbia, MD.                      Phase II - Under Construction



         Total Joint Ventures

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III - NOTE A
AT DECEMBER 31, 2000

                                          Balance     Conversion to   Additions to   Additions/                    Change in
                                           as of       Wholly-Owned      Lease      Deletions to   Write Down   Property Working
Description                              12/31/1997      Property     Commissions     Property     of Property      Capital
------------------------------------  -------------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street                        $11,424,653          $0         $73,988      $1,671,440          $0          $2,785

Las Vegas, NV.
 - Palms Business Center III and IV          (4,992)          0               0               0           0           4,992

Fontana, CA.
 - Dahlia                                 7,125,302           0         129,939         187,813           0          89,160

Salinas, CA.
 - Santa Rita Plaza                      10,569,893           0          20,765         168,137           0          65,440

Germantown, MD
 - Waters Landing II                      1,491,742           0               0               0           0               0

Phoenix, AZ
 - University Business Park                  37,873           0               0               0           0         (26,525)

                                      -------------------------------------------------------------------------------------------
Total Wholly-Owned Property             $30,644,471          $0        $224,692      $2,027,390          $0        $135,852
                                      ===========================================================================================

                                                                         12/31/1997             1998                1998
                                                    Balance             Accumulated         Depreciation        Depreciation
                                       Disposal      as of           Depreciation and    and Amortization    and Amortization
Description                            of Asset   12/31/1998           Amortization           Expense            Subtotal
------------------------------------  -----------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street                          $0     $13,172,866            $1,764,286           ($267,350)         $2,031,636

Las Vegas, NV.
 - Palms Business Center III and IV        0               0                     0                   0                  $0

Fontana, CA.
 - Dahlia                                  0       7,532,214               560,382            (291,033)           $851,415

Salinas, CA.
 - Santa Rita Plaza                        0      10,824,235             1,032,436            (443,399)         $1,475,835

Germantown, MD
 - Waters Landing II                       0       1,491,742                     0                   0                  $0

Phoenix, AZ
 - University Business Park                0          11,348   (1)               0                   0                  $0

                                      -----------------------------------------------------------------------------------------
Total Wholly-Owned Property               $0     $33,032,405            $3,357,104         ($1,001,782)         $4,358,886
                                      =========================================================================================

                                                         12/31/1998
                                                        Accumulated
                                        Disposal      Depreciation and
Description                             of Asset        Amortization
------------------------------------  -----------------------------------
Brea, CA.
 - Puente Street                                         $2,031,636

Las Vegas, NV.
 - Palms Business Center III and IV                               0

Fontana, CA.
 - Dahlia                                                   851,415

Salinas, CA.
 - Santa Rita Plaza                                       1,475,835

Germantown, MD
 - Waters Landing II                                              0

Phoenix, AZ
 - University Business Park                                       0

                                      -----------------------------------
Total Wholly-Owned Property                 $0           $4,358,886
                                      ===================================

(1)  Represents remaining working capital at 12/31/98

                                            ----------------------------------------------------------------------------

                                                   Balance     Conversion to   Additions to    Additions/
                                                    as of       Wholly-Owned       Lease      Deletions to  Write Down
Description                                      12/31/1998       Property      Commissions     Property    of Property
--------------------------------------      ----------------------------------------------------------------------------
Brea, CA.
 - Puente Street                                 $13,172,866         $0           $11,131        $2,354          $0

Las Vegas, NV.
 - Palms Business Center III and IV                        0          0                 0             0           0

Fontana, CA.
 - Dahlia                                          7,532,214          0                 0             0           0

Salinas, CA.
 - Santa Rita Plaza                               10,824,235          0            56,334        26,248           0

Germantown, MD
 - Waters Landing II                               1,491,742          0                 0             0           0

Phoenix, AZ
 - University Business Park           (1)             11,348          0                 0             0           0

                                            ----------------------------------------------------------------------------
Total Wholly-Owned Property                      $33,032,405         $0           $67,465       $28,602          $0
                                            ============================================================================

                                        --------------------------------------------------------------------------------------------

                                                                                                   12/31/1998            1999
                                             Change in                      Balance               Accumulated        Depreciation
                                         Property Working     Disposal       as of              Depreciation and   and Amortization
Description                                   Capital         of Asset     12/31/199              Amortization         Expense
--------------------------------------  --------------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street                                ($440)     ($13,229,807)     ($43,896)    (1)      $2,031,636          ($91,591)

Las Vegas, NV.
 - Palms Business Center III and IV                 0                 0             0                       0                 0

Fontana, CA.
 - Dahlia                                    (417,847)       (7,072,049)       42,318     (1)         851,415          (161,786)

Salinas, CA.
 - Santa Rita Plaza                          (247,685)                0    10,659,132               1,475,835          (484,583)

Germantown, MD
 - Waters Landing II                                0                 0     1,491,742                       0                 0

Phoenix, AZ
 - University Business Park                   (12,578)                0        (1,230)    (1)               0                 0

                                        --------------------------------------------------------------------------------------------
Total Wholly-Owned Property                 ($678,550)     ($20,301,856)  $12,148,066              $4,358,886         ($737,960)
                                        ============================================================================================

                                        -----------------------------------------------------------------------

                                                1999                           12/31/1999
                                            Depreciation                      Accumulated
                                          and Amortization     Disposal     Depreciation and
Description                                   Subtotal         of Asset       Amortization
--------------------------------------  -------------------------------------------------------
Brea, CA.
 - Puente Street                             $2,123,227      ($2,123,227)              $0

Las Vegas, NV.
 - Palms Business Center III and IV                  $0                                 0

Fontana, CA.
 - Dahlia                                    $1,013,201       (1,013,201)               0

Salinas, CA.
 - Santa Rita Plaza                          $1,960,418                         1,960,418

Germantown, MD
 - Waters Landing II                                 $0                                 0

Phoenix, AZ
 - University Business Park                          $0                                 0

                                        -------------------------------------------------------
Total Wholly-Owned Property                  $5,096,846      ($3,136,428)      $1,960,418
                                        =======================================================

(1)  Represents remaining working capital at 12/31/99

                                       ---------------------------------------------------------------------------------------------

                                          Balance     Conversion to   Additions to    Additions/                     Change in
                                           as of       Wholly-Owned      Lease       Deletions to   Write Down    Property Working
Description                              12/31/1999      Property     Commissions      Property     of Property       Capital
------------------------------------   ---------------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street                           ($43,896)        $0              $0              $0           $0           $43,896

Las Vegas, NV.
 - Palms Business Center III and IV               0          0               0               0            0                 0

Fontana, CA.
 - Dahlia                                    42,318          0               0               0            0           (42,318)

Salinas, CA.
 - Santa Rita Plaza                      10,659,132          0          48,175          15,265            0           (25,319)

Germantown, MD
 - Waters Landing II                      1,491,742          0               0               0            0                 0

Phoenix, AZ
 - University Business Park                  (1,230)         0               0               0            0             1,230

                                       ---------------------------------------------------------------------------------------------
Total Wholly-Owned Property             $12,148,066         $0         $48,175         $15,265           $0          ($22,511)
                                       =============================================================================================

                                       ----------------------------------------------------------------------------------------

                                                                        12/31/1999             2000               2000
                                                        Balance        Accumulated         Depreciation       Depreciation
                                         Disposal        as of       Depreciation and    and Amortization   and Amortization
Description                              of Asset      12/31/2000      Amortization           Expense           Subtotal
------------------------------------   ----------------------------------------------------------------------------------------
Brea, CA.
 - Puente Street                                $0            ($0)              $0                  $0                 $0

Las Vegas, NV.
 - Palms Business Center III and IV              0              0               $0                   0                 $0

Fontana, CA.
 - Dahlia                                        0              0               $0                   0                 $0

Salinas, CA.
 - Santa Rita Plaza                              0     10,697,253       $1,960,418            (362,570)        $2,322,988

Germantown, MD
 - Waters Landing II                    (1,491,742)             0               $0                   0                 $0

Phoenix, AZ
 - University Business Park                      0              0               $0                   0                 $0

                                       ----------------------------------------------------------------------------------------
Total Wholly-Owned Property            ($1,491,742)   $10,697,253       $1,960,418           ($362,570)        $2,322,988
                                       ========================================================================================

                                       ---------------------------------------------

                                                      12/31/2000
                                                     Accumulated
                                        Disposal   Depreciation and
Description                             of Asset     Amortization
------------------------------------   ------------------------------
Brea, CA.
 - Puente Street                                              $0

Las Vegas, NV.
 - Palms Business Center III and IV                            0

Fontana, CA.
 - Dahlia                                                      0

Salinas, CA.
 - Santa Rita Plaza                                    2,322,988

Germantown, MD
 - Waters Landing II                                           0

Phoenix, AZ
 - University Business Park                                    0

                                       ------------------------------
Total Wholly-Owned Property                 $0        $2,322,988
                                       ==============================

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III - NOTE B
AT DECEMBER 31, 2000

                                                                 BALANCE            CASH        EQUITY IN    1998 AMORTIZATION
                                               PERCENT OF         AS OF        INVESTMENTS IN     INCOME/       OF DEFERRED
               DESCRIPTION                     OWNERSHIP        12/31/1997     JOINT VENTURES     (LOSS)     ACQUISITION FEES
--------------------------------------------------------------------------------------------------------------------------------
Columbia Gateway Corporate Park                  15.25%          4,836,039            0          440,440          (1,940)

                                                               -----------------------------------------------------------------
                                                                $4,836,039           $0         $440,440         ($1,940)
                                                               =================================================================

                                                    CASH
                                                 DISTRIBUTED                                CONVERSION TO    BALANCE
                                                    FROM        WRITE-DOWN      DISPOSAL     WHOLLY-OWNED     AS OF
               DESCRIPTION                      JOINT VENTURE   OF PROPERTY   OF PROPERTY      PROPERTY    12/31/1998
----------------------------------------------------------------------------------------------------------------------
Columbia Gateway Corporate Park                   (430,606)          0              0              0        4,843,933

                                               -----------------------------------------------------------------------
                                                 ($430,606)         $0             $0             $0       $4,843,933
                                               =======================================================================


                                                                   BALANCE          CASH        EQUITY IN   1999 AMORTIZATION
                                               PERCENT OF           AS OF      INVESTMENTS IN     INCOME/       OF DEFERRED
               DESCRIPTION                     OWNERSHIP         12/31/1998    JOINT VENTURES     (LOSS)     ACQUISITION FEES
-------------------------------------------------------------------------------------------------------------------------------
Columbia Gateway Corporate Park                  29.89%           4,843,933            0         436,427          (1,455)

                                                               ----------------------------------------------------------------
                                                                 $4,843,933           $0        $436,427         ($1,455)
                                                               ================================================================

                                                    CASH
                                                 DISTRIBUTED                                 CONVERSION TO    BALANCE
                                                    FROM        WRITE-DOWN     DISPOSAL      WHOLLY-OWNED      AS OF
               DESCRIPTION                      JOINT VENTURE   OF PROPERTY   OF PROPERTY      PROPERTY     12/31/1999
----------------------------------------------------------------------------------------------------------------------
Columbia Gateway Corporate Park                   (374,058)                   (4,752,347)          0          152,500

                                               -----------------------------------------------------------------------
                                                 ($374,058)          $0      ($4,752,347)         $0         $152,500
                                               =======================================================================

                                                                  BALANCE         CASH        EQUITY IN   2000 AMORTIZATION
                                               PERCENT OF          AS OF     INVESTMENTS IN    INCOME/        OF DEFERRED
               DESCRIPTION                     OWNERSHIP        12/31/1999   JOINT VENTURES    (LOSS)      ACQUISITION FEES
----------------------------------------------------------------------------------------------------------------------------
Columbia Gateway Corporate Park                  29.89%           152,500           0             0                0

                                                               -------------------------------------------------------------
                                                                 $152,500          $0            $0               $0
                                                               =============================================================

                                                    CASH
                                                 DISTRIBUTED                                CONVERSION TO    BALANCE
                                                    FROM         WRITE-DOWN     DISPOSAL     WHOLLY-OWNED     AS OF
               DESCRIPTION                      JOINT VENTURE    OF PROPERTY  OF PROPERTY      PROPERTY    12/31/2000
---------------------------------------------------------------------------------------------------------------------
Columbia Gateway Corporate Park                   (152,500)                         0              0            0

                                               ----------------------------------------------------------------------
                                                 ($152,500)           $0           $0             $0           $0
                                               ======================================================================

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

      Statement of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

      Statement of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

      Notes to Financial Statements

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                FINANCIAL REPORT

                                DECEMBER 31, 1998

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                                DECEMBER 31, 1998

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                          1

FINANCIAL STATEMENTS

    Balance Sheet                                                            2-3

    Statement of Income                                                       4

    Statement of Partners' Capital                                            5

    Statement of Cash Flows                                                   6

    Notes to Financial Statements                                           7-10

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION                     11

SUPPLEMENTARY INFORMATION

    Schedule of Partners' Capital                                             12

    Schedule of Changes in Partners' Capital - Income Tax Basis               13

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


                                           /s/ Wolpoff & Company, LLP

                                           WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                     ASSETS

                                                             December 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
PROPERTY, AT COST - Note 1
    Land                                             $ 4,966,738    $ 4,966,738
    Building and Improvements                         11,892,943     11,614,717
    Preliminary Development Costs                         42,247         42,247
    Deferred Costs - Note 3                              809,323        663,719
                                                     -----------    -----------
                                                      17,711,251     17,287,421
    Less Accumulated Depreciation and Amortization     1,984,627      1,630,022
                                                     -----------    -----------

        PROPERTY, NET                                 15,726,624     15,657,399
                                                     -----------    -----------

OTHER ASSETS
    Cash and Cash Equivalents - Note 1                   421,833        558,136
    Receivables From Tenants
      Rents and Expense Billings                         106,282            -0-
      Deferred Rent Receivable - Note 1                  202,228         73,447
      Allowance for Doubtful Accounts                    (95,174)           -0-
                                                     -----------    -----------
                                                         213,336         73,447
                                                     -----------    -----------

    Prepaid Expenses                                     107,644        107,442
                                                     -----------    -----------

       TOTAL OTHER ASSETS                                742,813        739,025
                                                     -----------    -----------

                                                     $16,469,437    $16,396,424
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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                               STATEMENT OF INCOME

                                                          Year Ended December 31,
                                                  --------------------------------------
                                                     1998          1997          1996
                                                  ----------    ----------    ----------
REVENUE - Notes 1 and 5
    Gross Rent Potential                          $1,943,734    $1,775,359    $1,684,997
    Less Vacancies and Free Rent                      72,135        80,444       108,412
                                                  ----------    ----------    ----------
      Net Rental Income                            1,871,599     1,694,915     1,576,585
    Expense Reimbursements From Tenants              441,093       258,789       364,873
    Other Income                                      15,809            20        18,163
                                                  ----------    ----------    ----------

        TOTAL REVENUE                              2,328,501     1,953,724     1,959,621
                                                  ----------    ----------    ----------

OPERATING EXPENSES
    Real Property Taxes                              211,009       211,967       207,855
    Building and Grounds Maintenance                 144,004       142,678       157,314
    Bad Debts                                         95,174           -0-           -0-
    Management Fees - Note 3                          62,338        61,036        57,542
    Utilities                                         26,165        27,297        24,890
    General and Administrative                        17,966        12,229        25,856
    Insurance                                          4,173         6,573         9,292
                                                  ----------    ----------    ----------

        TOTAL OPERATING EXPENSES                     560,829       461,780       482,749
                                                  ----------    ----------    ----------

OPERATING INCOME                                   1,767,672     1,491,944     1,476,872
                                                  ----------    ----------    ----------

ADJUSTMENTS TO ARRIVE AT NET INCOME
    Depreciation and Amortization                   (354,605)     (315,417)     (302,585)
    Abandonment of Tenant Improvements - Note 1          -0-       (80,178)      (24,256)
                                                  ----------    ----------    ----------
                                                    (354,605)     (395,595)     (326,841)
                                                  ----------    ----------    ----------

NET INCOME - Note 4                               $1,413,067    $1,096,349    $1,150,031
                                                  ==========    ==========    ==========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                                   Year Ended December 31,
                                        --------------------------------------------
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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

                                                                   Year Ended December 31,
                                                          -----------------------------------------
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

         All property is recorded at cost. Information regarding the buildings is as follows:

                                                                           Occupancy
                                                                 ------------------------------
                    Square    Date Placed
         Building   Footage   Into Service       Tenants         12/31/98   12/31/97   12/31/96
         --------   -------   ------------  ----------------     --------   --------   --------
             A       46,840      3/1/91          Multiple          100%        92%        92%
             B       21,991      9/1/90           AVNET            100%       100%       100%
             C       38,225      7/15/91         EVI, Inc.         100%       100%       100%
             F       35,812      2/1/92          Multiple          100%       100%        82%
            D-E      45,951      8/8/94     Columbia National      100%       100%       100%
                    -------
                    188,819                                        100%        98%        94%
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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 1 - During 1997, tenant improvements completed in prior years were (Cont.) demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                    Cost                                 $127,688
                    Accumulated Depreciation              (47,510)
                                                         --------

                    Abandonment of Tenant Improvements   $ 80,178
                                                         ========

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

         Amortization

         Deferred costs are amortized as follows:

                                                          Amortization
                                              Amount         Period
                                             --------     ------------
              Organization Costs             $ 13,555       Complete
              Leasing Costs and Commissions   795,767      Lease Terms
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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 4 - TAX ACCOUNTING

         Tax accounting differs from financial accounting as follows:

                                                Current Year      Prior Years         Total
                                                ------------      -----------      ----------
            Financial Income                     $1,413,067       $4,935,184       $6,348,251
            Additional Depreciation                 (87,820)        (757,466)        (845,286)
            Lease-Up Period Items
             Capitalized for GAAP                       -0-            4,264            4,264
            Allowance for Doubtful Accounts          95,174              -0-           95,174
            Deferred Rent Receivable               (128,781)         (73,447)        (202,228)
            Prepaid Property Taxes                     (956)        (105,026)        (105,982)
            Prepaid Tenant Reimbursements           (95,507)         142,688           47,181
                                                 ----------       ----------       ----------

               Taxable Income                    $1,195,177       $4,146,197       $5,341,374
                                                 ==========       ==========       ==========

Note 5 - LEASES

         The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

                Year Ending December 31, 1999       $1,524,603
                                         2000          827,454
                                         2001          726,557
                                         2002          736,016
                                         2003          745,758
                                                    ----------

                                                    $3,814,630
                                                    ==========

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


                                         /s/ Wolpoff & Company, LLP

                                           WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                          SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1998

                                                                               NE/            M.O.R. 51
                                   New England        New England          Gateway 51          Gateway
                                  Life Pension          Pension              Limited           Limited
                                  Properties IV       Properties V         Partnership       Partnership          Total
                                  -------------       ------------        ------------      ------------      ------------
OWNERSHIP PERCENTAGE
   Through December 31, 1997          34.75%              15.25%              0.00%             50.00%           100.00%
                                  ============        ============        ============      ============      ============
   As of January 1, 1998              68.11%              29.89%              2.00%              0.00%           100.00%
                                  ============        ============        ============      ============      ============

CAPITAL CONTRIBUTIONS
    Prior Years                   $ 14,086,139        $  6,181,687        $        -0-      $        -0-      $ 20,267,826
                                  ------------        ------------        ------------      ------------      ------------

CAPITAL PLACEMENT FEE
    Prior Years                       (106,427)            (96,251)                -0-               -0-          (202,678)
                                  ------------        ------------        ------------      ------------      ------------

DISTRIBUTIONS - Note 2
    Prior Years                     (5,969,698)         (2,827,026)                -0-               -0-        (8,796,724)
    Current Year                      (981,211)           (430,606)                -0-               -0-        (1,411,817)
                                  ------------        ------------        ------------      ------------      ------------
                                    (6,950,909)         (3,257,632)                -0-               -0-       (10,208,541)
                                  ------------        ------------        ------------      ------------      ------------

ACCUMULATED INCOME
   Prior Years                       3,429,956           1,505,228                 -0-               -0-         4,935,184
   Current Year                        982,082             430,985                 -0-               -0-         1,413,067
                                  ------------        ------------        ------------      ------------      ------------
                                     4,412,038           1,936,213                 -0-               -0-         6,348,251
                                  ------------        ------------        ------------      ------------      ------------

PARTNERS' CAPITAL, 12/31/98       $ 11,440,841        $  4,764,017        $        -0-      $        -0-      $ 16,204,858
                                  ============        ============        ============      ============      ============

----------
See Independent Auditor's Report on Supplementary Information.

                                  GATEWAY 51 PARTNERSHIP
                             (A MARYLAND GENERAL PARTNERSHIP)

               SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS

                               YEAR ENDED DECEMBER 31, 1998

                                                                               NE/            M.O.R. 51
                                   New England        New England          Gateway 51          Gateway
                                  Life Pension          Pension              Limited           Limited
                                  Properties IV       Properties V         Partnership       Partnership          Total
                                  -------------       ------------        ------------      ------------      ------------
OWNERSHIP PERCENTAGE
   Through December 31, 1997          34.75%              15.25%              0.00%             50.00%           100.00%
                                  ============        ============        ============      ============      ============
   As of January 1, 1998              68.11%              29.89%              2.00%              0.00%           100.00%
                                  ============        ============        ============      ============      ============

CAPITAL CONTRIBUTIONS
    Prior Years                   $ 14,086,139        $  6,181,687        $        -0-      $        -0-      $ 20,267,826
                                  ------------        ------------        ------------      ------------      ------------

CAPITAL PLACEMENT FEE
    Prior Years                       (106,427)            (96,251)                -0-               -0-          (202,678)
                                  ------------        ------------        ------------      ------------      ------------

DISTRIBUTIONS - Note 2
    Prior Years                     (5,969,698)         (2,827,026)                -0-               -0-        (8,796,724)
    Current Year                      (981,211)           (430,606)                -0-               -0-        (1,411,817)
                                  ------------        ------------        ------------      ------------      ------------
                                    (6,950,909)         (3,257,632)                -0-               -0-       (10,208,541)
                                  ------------        ------------        ------------      ------------      ------------

ACCUMULATED INCOME
   Prior Years                       2,883,779           1,262,418                 -0-               -0-         4,146,197
   Current Year                        830,648             364,529                 -0-               -0-         1,195,177
                                  ------------        ------------        ------------      ------------      ------------
                                     3,714,427           1,626,947                 -0-               -0-         5,341,374
                                  ------------        ------------        ------------      ------------      ------------

PARTNERS' CAPITAL, 12/31/98       $ 10,743,230        $  4,454,751        $        -0-      $        -0-      $ 15,197,981
                                  ============        ============        ============      ============      ============

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

27.        Financial Data Schedule


--------------------------------------------------------------------------------

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

                                           NEW ENGLAND PENSION PROPERTIES V;
                                           A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 26, 2001                      By:  /s/ Alison L. Husid
                                                --------------------------------
                                                    Alison L. Husid
                                                    President of the
                                                    Managing General Partner


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                                  Date
         ---------                   -----                                  ----

                              President
/s/      Alison L. Husid      Chief Executive Officer              March 26, 2001
---------------------------   and Director of the Managing
         Alison L. Husid      General Partner


                              Vice President
 /s/     Pamela J. Herbst     and Director of the Managing         March 26, 2001
---------------------------   General Partner
         Pamela J. Herbst

                              Vice President
 /s/     J. Grant Monahon     and Director of the Managing         March 26, 2001
---------------------------   General Partner
         J. Grant Monahon


/s/      James J. Finnegan    Vice President of the Managing       March 26, 2001
---------------------------   General Partner
         James J. Finnegan

                              Treasurer and Principal
                              Financial and
 /s/     Dana C. Spires       Accounting Officer of the Managing   March 26, 2001
---------------------------   General Partner
         Dana C. Spires