Form 10-Q
period 2001-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 2001-05-11
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended March 31, 2001                  Commission File Number 0-17808


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


 ----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  [X]  No [_].

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2001

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                      March 31, 2001   December 31, 2000
                                        (Unaudited)        (Audited)
                                      --------------   -----------------

ASSETS

Other assets                             $ 1,627,414      $            -

Property held for disposition, net                 -           8,374,264

Cash and cash equivalents                 10,978,878           2,762,388
                                      --------------   -----------------
                                         $12,606,292         $11,136,652
                                      ==============   =================


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                         $   194,870      $      123,393
Accrued management fee                        42,305               9,899
Deferred management and
        disposition fees                      59,802           2,016,345
                                      --------------   -----------------
Total liabilities                            296,977           2,149,637
                                      --------------   -----------------


Partners' capital (deficit):
     Limited partners ($229 per
       unit; 160,000 units
       authorized, 82,228
       units issued and outstanding)      12,289,099           9,000,022
        General partners                      20,216             (13,007)
                                      --------------   -----------------
Total partners' capital                   12,309,315           8,987,015
                                      --------------   -----------------

                                         $12,606,292      $   11,136,652
                                      ==============   =================

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                          Three Months Ended March 31,
                                          ---------------------------
                                            2001              2000
                                           ------            ------
INVESTMENT ACTIVITY

Property rentals                          $  164,932        $ 521,064
Interest income on loan to
 ground lessor                                30,737           22,181
Property operating expenses                  (87,783)         (49,268)
Ground rent expense                         (109,748)         (97,500)
Depreciation and amortization                      -         (117,134)
                                          ----------        ---------
   Total real estate operations               (1,862)         279,343

Gain on sale of property                   1,632,163          556,268
Reversal of deferred disposition fees      1,956,543                -
                                          ----------        ---------
   Total real estate activity              3,586,844          835,611

Interest on cash equivalents                  38,444          124,854
                                          ----------        ---------
   Total investment activity               3,625,288          960,465
                                          ----------        ---------
PORTFOLIO EXPENSES

Management fee                                42,305           35,323
General and administrative                    60,512           72,627
                                          ----------        ---------
                                             102,817          107,950
                                          ----------        ---------

Net Income                                $3,522,471        $ 852,515
                                          ==========        =========

Net income per limited
  partnership unit                        $    42.41        $   10.26
                                          ==========        =========

Cash distributions per
  limited partnership unit                $     2.41        $   98.13
                                          ==========        =========

Number of limited partnership
  units outstanding during
  the period                                  82,228           82,228
                                          ==========        =========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                           Three Months Ended March 31,
                           ----------------------------

                          2001                       2000
                        --------                   --------

                   General     Limited         General     Limited
                   Partners    Partners        Partners    Partners
                   --------    --------        --------    --------

Balance at
beginning of
period            $(13,007)  $ 9,000,022       $(13,088)  $20,339,363


Cash
distributions       (2,002)     (198,169)        (3,430)   (8,069,034)


Net income          35,225     3,487,246          8,525       843,990
                  --------    ----------       --------   -----------


Balance at
end of period     $ 20,216   $12,289,099       $ (7,993)  $13,114,319
                  ========   ===========       ========   ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                        2001         2000
                                                      --------     --------


Net cash provided by operating activities          $    75,026   $   341,212
                                                   -----------   -----------

Cash flows from (used in) investing activities:
  Net proceeds from sale of investment               8,328,714     2,048,010
  Deferred disposition fees                                  -        66,600
  Investment in property                               (10,000)       (8,554)
  Repayment received on loan to
  ground lessor                                         22,921        13,954
                                                   -----------   -----------
Net cash provided by investing activities            8,341,635     2,120,010
                                                   -----------   -----------

Cash flows from financing activities:
  Distributions to partners                           (200,171)   (8,072,464)
                                                   -----------   -----------
Net increase (decrease) in cash
  and cash equivalents                               8,216,490    (5,611,242)

Cash and cash equivalents:
  Beginning of period                                2,762,388    12,026,888
                                                   -----------   -----------

  End of period                                    $10,978,878   $ 6,415,646
                                                   ===========   ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and December 31, 2000 and the results of its operations, its cash flows and partners' capital (deficit) for the three months ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and has disposed of all of its real estate investments as of March 31, 2001. The Partnership intends to liquidate and dissolve in 2002.

NOTE 2 - PROPERTY
-----------------

     On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,610 and recognized a gain of $556,164 ($6.70 per limited partnership unit). A disposition fee of $66,600 was accrued but not paid to the Advisor. In accordance with the Partnership agreement, this fee was reversed in 2001. On March 15, 2000 the Partnership made a capital distribution of $1,973,472 ($24.00 per limited partnership unit) from the sale proceeds.

     On March 27, 2001, the Partnership sold the Santa Rita Plaza property for $8,850,000. The Partnership received net proceeds of $8,328,714 and recognized a gain of $1,632,163 ($19.65 per limited partnership unit). Subsequent to the sale date, the note receivable and accrued interest related to this property in the amount of $1,338,797 was paid in full to the Partnership on April 10, 2001. On April 26, 2001 the Partnership made a capital distribution of $9,373,992 ($114.00 per limited partnership unit) consisting of the sale proceeds as well as the note receivable and accrued interest.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

     The following is a summary of the Partnership's last remaining investment in property (one at March 31, 2001 and one at December 31, 2000):


                                      March 31, 2001  December 31, 2000
                                      --------------  -----------------

     Building and improvements        $            -  $               -
     Accumulated depreciation                      -                  -
     Loan to ground lessor                         -                  -
     Lease commissions and other
         assets, net                               -                  -
     Accounts receivable                           -                  -
     Accounts payable                              -                  -
     Other Assets                          1,627,414                  -
     Property held for disposition                 -          8,374,264
                                      --------------  -----------------
                                      $    1,627,414  $       8,374,264
                                      ==============  =================

     At March 31, 2001, Other Assets consists of a note receivable and property working capital of $1,335,549 and $291,865, respectively. The note was subsequently paid on April 10, 2001.


NOTE 3 - SUBSEQUENT EVENT
-------------------------

     On April 10, 2001, the note receivable and accrued interest related to the Santa Rita Plaza was paid in full to the Partnership in the amount of $1,338,797.

     Distributions of cash from operations and operational cash previously held in reserves relating to the quarter ended March 31, 2001 were made on April 26, 2001 in the aggregate amount of $427,752 ($5.15 per limited partnership unit.) Also on that date, the Partnership made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 ($19.00 per limited partnership unit) and the other consisting of the proceeds from the sale of Santa Rita Plaza and the subsequent receipt of the note receivable and accrued interest in the amount of $9,373,992.00 ($114.00 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, all of which have been sold: two in 1994, two in 1997, three in 1999, one in 2000 and one in 2001. As a result of the sales, capital of $63,468,312 has been returned to the limited partners through March 31, 2001. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999 and to $229 in 2000.

     At March 31, 2001, the Partnership had $10,978,878 in cash and cash equivalents, of which $427,752 was used for operating cash distributions to partners on April 26, 2001. Also on that date, the Partnership made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 and the other consisting of the Santa Rita Plaza sales proceeds in the amount of $9,373,992. The sale distribution also includes the note receivable and accrued interest proceeds received subsequent to quarter end in the amount of $1,338,797. The remainder of cash and cash equivalents is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of the Santa Rita Plaza property on March 27, 2001 and as an additional reserve in connection with the liquidation of the Partnership. Distributions of cash from operations and operational cash previously held in reserves relating to the first quarter of 2001 were made at an annualized rate of 9% on the adjusted capital contribution of $229.00. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution of $312.52.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investment

     Santa Rita Plaza was a wholly-owned property. Santa Rita Plaza was sold on March 27, 2001.

     Operating Factors

     As mentioned above, the Santa Rita Plaza property was sold on March 27, 2001 and the Partnership recognized a gain of $1,632,163. At the time of the sale, Santa Rita Plaza was 100% occupied as it was at March 31, 2000.

     Investment Activity

     Interest on cash equivalents for the first quarter of 2001 decreased approximately $86,000 compared to the same period of 2000. This was primarily due to higher average investment balances in 2000 as a result of the temporary investment of Waters Landing sale proceeds prior to distributions in the first quarter of 2000.

     Real estate operations for the first quarters of 2001 and 2000 were ($1,862) and $279,343, respectively. The decrease is primarily due to the sale of Santa Rita Plaza which resulted in the reversal of previously recognized straight-line rental income of approximately $300,000.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 2001 and 2000 due to higher distributions in 2001. General and administrative expenses decreased approximately $12,000 between the first quarter of 2001 and 2000 due to a decrease in legal fees, appraisal fees and lower taxes.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2001

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Reports on Form 8-K


          Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 11, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                              Alison L. Husid
                              President, Chief Executive Officer
                              and Director of Managing General Partner,
                              Fifth Copley Corp.



May 11, 2001
                             /s/ Jonathan Martin
                             --------------------------------
                              Jonathan Martin
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fifth Copley Corp.