Form 10-Q
period 2001-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 2001-08-14
CIK 806028

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

     For Quarter Ended June 30, 2001         Commission File Number 0-17808


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

                        FOR QUARTER ENDED JUNE 30, 2001

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS



                                      June 30, 2001   December 31, 2000
                                       (Unaudited)        (Audited)
                                      --------------  ------------------

ASSETS

Other assets, net                      $   58,780         $         -

Property held for disposition, net              -           8,374,264

Cash and cash equivalents                 960,237           2,762,388
                                       ----------         -----------
                                       $1,019,017         $11,136,652
                                       ==========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $  116,572         $   123,393
Accrued management fee                          -               9,899
Deferred management and
        disposition fees                        -           2,016,345
                                       ----------         -----------
Total liabilities                         116,572           2,149,637
                                       ----------         -----------


Partners' capital (deficit):
   Limited partners ($86 and $229 per
     unit respectively; 160,000 units
     authorized, 82,228
     units issued and outstanding)        886,935           9,000,022
   General partners                        15,510             (13,007)
                                       ----------         -----------
Total partners' capital                   902,445           8,987,015
                                       ----------         -----------

                                       $1,019,017         $11,136,652
                                       ==========         ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                           June 30, 2001       June 30, 2001       June 30, 2000       June 30, 2000
                                         ------------------   ----------------   ------------------   ----------------
INVESTMENT ACTIVITY

Property rentals                              $(36,160)        $  128,772            $ 477,323         $  998,387
Interest income on loan to
  ground lessor                                  4,452             35,189               42,589             64,770
Property operating expenses                       (129)           (87,912)            (152,826)          (202,094)
Ground rent expense                                  -           (109,748)             (97,500)          (195,000)
Depreciation and amortization                        -                  -             (122,718)          (239,852)
                                              --------         ----------            ---------         ----------
  Total real estate operations                 (31,837)           (33,699)             146,868            426,211

Gain (loss) on sale of property                 (1,398)         1,630,765                 (104)           556,164
Reversal of deferred disposition fees                -          1,956,543                    -                  -
                                              --------         ----------            ---------         ----------
  Total real estate activity                   (33,235)         3,553,609              146,764            982,375

Interest on cash equivalents                    47,931             86,375               97,420            222,274
                                              --------         ----------            ---------         ----------
  Total investment activity                     14,696          3,639,984              244,184          1,204,649
                                              --------         ----------            ---------         ----------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP



                                   Three Months Ended   Six Months Ended  Three Months Ended  Six Months Ended
                                      June 30, 2001      June 30, 2001      June 30, 2000      June 30, 2000
                                   -------------------  ----------------  ------------------  ----------------

Portfolio Expenses

Management fee                                      -             42,305              42,058            77,381
General and administrative                     57,490            118,002              69,293           141,920
                                             --------         ----------            --------          --------
                                               57,490            160,307             111,351           219,301
                                             --------         ----------            --------          --------


Net Income (Loss)                            $(42,794)        $3,479,677            $132,833          $985,348
                                             ========         ==========            ========          ========

Net income (loss) per
  limited partnership unit                   $  (0.52)        $    41.89            $   1.60          $  11.86
                                             ========         ==========            ========          ========

Cash distributions per
  limited partnership unit                   $ 138.15         $   140.56            $   4.30          $ 102.43
                                             ========         ==========            ========          ========

Number of limited
  partnership units outstanding
  during the period                            82,228             82,228              82,228            82,228
                                             ========         ==========            ========          ========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                 Three Months Ended      Six Months Ended         Three Months Ended        Six Months Ended
                    June 30, 2001          June 30, 2001             June 30, 2000           June 30, 2000
                ---------------------      -------------             -------------           -------------

                General    Limited     General      Limited      General      Limited      General     Limited
                Partners   Partners    Partners     Partners     Partners     Partners     Partners    Partners
                --------  -----------  --------   -------------  --------   -------------  --------   -----------

Balance at
beginning of
period          $20,216  $ 12,289,099  $(13,007)  $  9,000,022   $ (7,993)    $13,114,319  $(13,088)  $20,339,363

Cash
distributions    (4,278)  (11,359,798)   (6,280)   (11,557,967)    (3,572)       (353,580)   (7,002)   (8,422,614)

Net income         (428)      (42,366)   34,797      3,444,880      1,328         131,505     9,853       975,495
                -------  ------------   -------   ------------   --------     -----------  --------   -----------
Balance at
end of period   $15,510  $    886,935   $15,510   $    886,935   $(10,237)    $12,892,244  $(10,237)  $12,892,244
                =======  ============   =======   ============   ========     ===========  =========  ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                        2001         2000
                                                     ----------   ---------

Net cash provided by operating activities          $     86,310   $   698,953
                                                   ------------   -----------

Cash flows from (used in) investing activities:
  Net proceeds from sale of investment                8,327,316     2,047,906
  Deferred disposition fees                                   -        66,600
  Investment in property                                (10,000)      (10,265)
  Repayment received on loan to
  ground lessor                                       1,358,470        42,477
                                                   ------------   -----------
Net cash provided by investing activities             9,675,786     2,146,718
                                                   ------------   -----------

Cash flows from financing activities:
  Distributions to partners                         (11,564,247)   (8,429,616)
                                                   ------------   -----------
Net decrease in cash
  and cash equivalents                               (1,802,151)   (5,583,945)

Cash and cash equivalents:
  Beginning of period                                 2,762,388    12,026,888
                                                   ------------   -----------

  End of period                                    $    960,237   $ 6,442,943
                                                   ============   ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001 and December 31, 2000 and the results of its operations, and partners' capital (deficit) for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and has disposed of all of its real estate investments as of June 30, 2001. The Partnership intends to liquidate and dissolve in 2002.

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

     On March 27, 2001, the Partnership sold the Santa Rita Plaza property for $8,850,000. The Partnership received net proceeds of $8,327,316 and recognized an initial gain on the sale of $1,632,163, which, due to additional costs of sale, was decreased to $1,630,765 ($19.63 per limited partnership unit). Subsequent to the sale date, the note receivable and accrued interest related to this property in the amount of $1,338,797 was paid in full to the Partnership on
April 10, 2001.   On April 26, 2001 the Partnership made a capital distribution of $9,373,992 ($114.00 per limited partnership unit) consisting of the sale proceeds as well as the note receivable and accrued interest.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     The following is a summary of the Partnership's last remaining investment in property, which was sold on March 27, 2001, as discussed above.

                                      June 30, 2001  December 31, 2000
                                      -------------  -----------------

     Building and improvements              $     -         $        -
     Accumulated depreciation                     -                  -
     Loan to ground lessor                        -                  -
     Lease commissions and other
         assets, net                              -                  -
     Accounts receivable                          -                  -
     Accounts payable                             -                  -
     Other Assets, net                       58,780                  -
     Property held for disposition                -          8,374,264
                                      -------------  -----------------
                                            $58,780         $8,374,264
                                      =============  =================

     At June 30, 2001, Other Assets, net consists of  property working capital.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, all of which have been sold: two in 1994, two in 1997, three in 1999, one in 2000 and one in 2001. As a result of the sales, capital of $74,404,636 has been returned to the limited partners through June 30, 2001. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999, to $229 in 2000 and to
$86 in 2001.

     At June 30, 2001, the Partnership had $960,237 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations and operational cash previously held in reserves relating to the first quarter of 2001 were made at an annualized rate of 9% on the adjusted capital contribution of $229.00. At the time of the first quarter 2001 distribution, the Partnership also made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 and the other consisting of the Santa Rita Plaza sale proceeds in the amount of $9,373,992. The sale distribution also includes the note receivable and accrued interest proceeds received subsequent to the end of the first quarter in the amount of $1,338,797. There were no operational cash distributions related to the second quarter of 2001 due to the sale of the last remaining asset during the first quarter of 2001. Distributions of cash from operations relating to the first quarter of 2000 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution of $312.52, while distributions of cash from operations relating to the second quarter of 2000 were made at the annualized rate of 7.50% on the adjusted capital contribution of $273. The rate increase in the second quarter of 2000 is primarily due to greater cash available for distribution due to timing of distributions from the last remaining investment to the Partnership.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investment

     Santa Rita Plaza was a wholly-owned property. Santa Rita Plaza was sold on March 27, 2001.

     Operating Factors

     As mentioned above, the Santa Rita Plaza property was sold on March 27, 2001 and the Partnership recognized a gain of $1,630,765. At the time of the sale, Santa Rita Plaza was 100% occupied as it was compared to 97% at June 30, 2000.

     Investment Activity

     Interest on cash equivalents for the three and six months ended June 30, 2001 was $47,932 and $86,375, respectively, compared to $97,420 and $222,274 for the same periods in 2000. The decreases of $49,488 and $135,899 for the respective three and six month periods are primarily due to lower average investment balances in 2001.

     For the three and six month periods ended June 30, 2001, real estate operations were ($31,837) and ($33,699), respectively, compared to $146,868 and $426,211 for the same periods in 2000. The comparative three month decrease is attributable to an adjustment to previously recognized tenant recovery income. The comparable overall six month decrease is due to the sale of Santa Rita Plaza in March 2001 which resulted in the reversal of previously recognized straight-line rental income of approximately $300,000.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between both the three and six month periods ended June 30, 2000 and 2001, due to a decrease in distributable operational cash flow in 2001. During the respective three and six month periods ended June 30, 2000 and 2001, general and administrative expenses decreased due to a decrease in legal fees, appraisal fees and lower taxes.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2001

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Reports on Form 8-K


             Reports on Form 8-K: During the quarter ended June 30, 2001, one Current Report on Form 8-K was filed on April 10, 2001 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the March 27, 2001 sale of Santa Rita Plaza.

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


                              NEW ENGLAND PENSION PROPERTIES V;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 14, 2001
                             /s/ Alison L. Husid
                             -------------------------------
                               Alison L. Husid
                               President, Chief Executive Officer
                               and Director of Managing General Partner,
                               Fifth Copley Corp.



August 14, 2001
                             /s/ Jonathan Martin
                             --------------------------------
                               Jonathan Martin
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fifth Copley Corp.