Form 10-Q
period 2001-09-30
NEW ENGLAND PENSION PROPERTIES V
filed 2001-11-09
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 2001              Commission File Number 0-17808


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

                     FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                            September 30, 2001          December 31, 2000
                                                                 (Unaudited)                (Audited)
                                                              ----------------          -----------------
ASSETS

Other assets, net                                              $         9,890            $             -
Other receivables                                                       40,000                          -

Property held for disposition, net                                           -                  8,374,264

Cash and cash equivalents                                              898,428                  2,762,388
                                                               ---------------            ---------------
                                                               $       948,318            $    11,136,652
                                                               ===============            ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                               $       138,124            $       123,393
Accrued management fee                                                       -                      9,899
Deferred management and
       disposition fees                                                      -                  2,016,345
                                                               ---------------            ---------------
Total liabilities                                                      138,124                  2,149,637
                                                               ---------------            ---------------


Partners' capital (deficit):
       Limited partners ($96.00 and $229.00 per
         unit respectively; 160,000 units
         authorized, 82,228
         units issued and outstanding)                                 795,607                 9,000,022
       General partners                                                 14,587                   (13,007)
                                                               ---------------            ---------------
Total partners' capital                                                810,194                 8,987,015
                                                               ---------------            ---------------

                                                               $       948,318            $    11,136,652
                                                               ===============            ===============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three Months Ended      Nine Months Ended      Three Months Ended       Nine Months Ended
                                          September 30, 2001      September 30, 2001     September 30, 2000      September 30, 2000
                                            --------------         ----------------         -------------          ---------------
INVESTMENT ACTIVITY

Property rentals                         $                 -      $       130,137         $        444,313          $    1,442,700
Interest income on loan to
     ground lessor                                         -               34,477                   21,392                  86,162
Property operating expenses                           (8,889)             (97,454)                (151,239)               (353,333)
Ground rent expense                                        -             (109,748)                 (97,500)               (292,500)
Depreciation and amortization                              -                    -                 (122,718)               (362,570)
                                                ------------         ------------             ------------            ------------
     Total real estate operations                     (8,889)             (42,588)                  94,248                 520,459

Gain on sale of property                             (15,753)           1,615,012                        -                 556,164
Reversal of deferred disposition fees                      -            1,956,543                        -                       -
                                                ------------         ------------             ------------            ------------
     Total real estate activity                      (24,642)           3,528,967                   94,248               1,076,623

Interest on cash equivalents                           8,481               94,856                   99,691                 321,965
                                                ------------         ------------             ------------            ------------
     Total investment activity                       (16,161)           3,623,823                  193,939               1,398,588
                                                ------------         ------------             ------------            ------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

                                     Three Months Ended   Nine Months Ended      Three Months Ended      Nine Months Ended
                                     September 30, 2001   September 30, 2001     September 30, 2000      September 30, 2000
                                     ------------------   ------------------     ------------------      ------------------
Portfolio Expenses

Management fee                                      -               42,305                   22,426               99,807
General and administrative                     76,090              194,092                   94,098              236,018
                                         ------------         ------------              -----------         ------------
                                               76,090              236,397                  116,524              335,825
                                         ------------         ------------              -----------         ------------

Net income (loss)                        $    (92,251)        $  3,387,426             $     77,415         $  1,062,763
                                         ============         ============             ============         ============

Net income (loss) per
   limited partnership unit              $      (1.11)         $     40.78             $       0.93         $      12.80
                                         ============         ============             ============         ============

Cash distributions per
   limited partnership unit              $          -         $     140.56             $       5.12         $     107.55
                                         ============         ============             ============         ============

Number of limited
   partnership units outstanding
   during the period                           82,228               82,228                   82,228               82,228
                                         ============         ============             ============         ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                         Three Months Ended       Nine Months Ended            Three Months Ended          Nine Months Ended
                         September 30, 2001       September 30, 2001           September 30, 2000          September 30, 2000
                         ------------------       ------------------           ------------------          ------------------

                        General     Limited     General       Limited        General        Limited      General       Limited
                        Partners    Partners    Partners      Partners       Partners       Partners     Partners      Partners
                        --------    --------    --------      --------       --------       --------     --------      --------
Balance at
beginning of
period                $   15,510  $  886,935   $  (13,007)  $  9,000,022   $   (10,237)  $ 12,892,244   $  (13,088)  $  20,339,363

Cash
distributions                  -           -       (6,280)   (11,557,967)       (4,253)      (421,007)     (11,255)     (8,843,621)

Net income (loss)           (923)    (91,328)      33,874      3,353,552           775         76,640       10,628       1,052,135
                      ----------  ----------   ----------   ------------    ----------   ------------   ----------   -------------

Balance at
end of period         $   14,587  $  795,607   $   14,587   $    795,607   $   (13,715)  $ 12,547,877   $  (13,715)  $  12,547,877
                      ==========  ==========   ==========   ============   ===========   ============   ==========   =============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       2001              2000
                                                                  -------------       -----------
Net cash provided by operating activities                          $      40,253     $     912,559
                                                                    ------------      ------------

Cash flows from investing activities:
     Deferred disposition fees                                                 -            66,600
     Investment in property                                              (10,000)          (10,265)
     Repayment of loan to ground lessor                                1,358,471            57,053
     Net proceeds from sale of property                                8,311,563         2,047,906
                                                                    ------------      ------------
         Net cash provided by
         investing activities                                          9,660,034         2,161,294
                                                                    ------------      ------------

Cash flows from financing activities:
     Distributions to partners                                       (11,564,247)       (8,854,876)
                                                                    ------------      ------------
         Net cash used in financing
         activities                                                  (11,564,247)       (8,854,876)
                                                                    ------------      ------------

     Net decrease in cash and
         cash equivalents                                             (1,863,960)       (5,781,023)

Cash and cash equivalents:
     Beginning of period                                               2,762,388        12,026,888
                                                                    ------------      ------------

     End of period                                                 $     898,428     $   6,245,865
                                                                    ============      ============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001 and December 31, 2000 and the results of its operations, and partners' capital (deficit) for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and has disposed of all of its real estate investments as of September 30, 2001. The Partnership intends to liquidate and dissolve in 2002.

NOTE 2 - PROPERTY
-----------------

     On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,506 and recognized a gain of $556,164 ($6.70 per limited partnership unit). A disposition fee of $66,600 was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor"). In accordance with the Partnership agreement, this fee was reversed in 2001. On March 15, 2000 the Partnership made a capital distribution of $1,973,472 ($24.00 per limited partnership unit) from the sale proceeds.

     On March 27, 2001, the Partnership sold the Santa Rita Plaza property for $8,850,000. The Partnership received net proceeds of $8,311,563 and recognized an initial gain on the sale of $1,632,163, which, due to additional costs of sale, was decreased to $1,615,012 ($19.44 per limited partnership unit). Subsequent to the sale date, the note receivable and accrued interest related to this property in the amount of $1,338,797 was paid in full to the Partnership on April 10, 2001. On April 26, 2001 the Partnership made a capital distribution of $9,373,992 ($114.00 per limited partnership unit) consisting of the sale proceeds as well as the note receivable and accrued interest.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


     The following is a summary of the Partnership's last remaining investment in property, which was sold on March 27, 2001, as discussed above.

                                       September 30, 2001    December 31, 2000
                                       ------------------    -----------------
     Other assets, net                   $        9,890        $           -
     Property held for disposition                    -            8,374,264
                                           ------------         ------------
                                         $        9,890        $   8,374,264
                                           ============         ============

     At September 30, 2001, Other assets, net consists of property working capital.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, all of which have been sold: two in 1994, two in 1997, three in 1999, one in 2000 and one in 2001. As a result of the sales, capital of $74,404,636 has been returned to the limited partners through September 30, 2001. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999, to $229 in 2000 and
to $96 in 2001.

     At September 30, 2001, the Partnership had $898,428 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations and operational cash previously held in reserves relating to the first quarter of 2001 were made at an annualized rate of 9% on the adjusted capital contribution of $229.00. At the time of the first quarter 2001 distribution, the Partnership also made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 and the other consisting of the Santa Rita Plaza sale proceeds in the amount of $9,373,992. The sale distribution also includes the note receivable and accrued interest proceeds received subsequent to the end of the first quarter in the amount of $1,338,797. There were no operational cash distributions related to the second and third quarters of 2001 due to the sale of the last remaining asset during the first quarter of 2001. Distributions of cash from operations relating to the first quarter of 2000 were made at the annualized rate of 5.50% on the weighted average adjusted capital contribution of $312.52, while distributions of cash from operations relating to the second and third quarters of 2000 were made at the annualized rates of 7.50% and 4%, respectively, on the adjusted capital contribution of $273. At the time of the operating distribution relating to the third quarter of 2000, the Partnership also made a capital distribution from unallocated original working capital reserves in the amount of $3,618,032 ($44.00 per limited partnership unit). The rate decrease in the third quarter of 2000 is primarily due to less cash available for distribution due to the timing of distributions to the Partnership from the last remaining investment.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investment

     Santa Rita Plaza was a wholly-owned property. Santa Rita Plaza was sold on March 27, 2001.

     Operating Factors

     As mentioned above, the Santa Rita Plaza property was sold on March 27, 2001 and the Partnership recognized a gain of $1,615,012. At the time of the sale, Santa Rita Plaza was 100% occupied as it was at September 30, 2000.

     Investment Activity

     Interest on cash equivalents for the three and nine months ended September 30, 2001 was $8,481 and $94,856, respectively, compared to $99,691 and $321,965 for the same periods in 2000. The decreases of $91,210 and $227,109 for the respective three and nine month periods are primarily due to lower average investment balances in 2001.

     For the three and nine month periods ended September 30, 2001, real estate operations were $(8,889) and ($42,588), respectively, compared to $94,248 and $520,459 for the same periods in 2000. The comparative three month decrease is due to both the sale of Santa Rita Plaza in March 2001 as well as a write-off of a tenant receivable. The overall nine month decrease is primarily due to the sale of Santa Rita Plaza in March 2001 which also resulted in the reversal of previously recognized straight-line rental income of approximately $300,000.

     The Partnership recognized $1,956,543 in revenue during the nine months ended September 30, 2001, which was attributable to the reversal of deferred disposition fees, in accordance with the Partnership agreement.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between both the three and nine month periods ended September 30, 2000 and 2001, due to a decrease in distributable operational cash flow in 2001. During the respective three and nine month periods ended September 30, 2000 and 2001, general and administrative expenses decreased due to a decrease in legal fees and accounting fees.

                       NEW ENGLAND PENSION PROPERTIES V;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART II

                               OTHER INFORMATION
                               -----------------


Item 6. Exhibits and Reports on Form 8-K

               a.   Exhibits:  none

               b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                                      NEW ENGLAND PENSION PROPERTIES V;
                                      A REAL ESTATE LIMITED PARTNERSHIP
                                      (Registrant)


November 9, 2001
                                      /s/ Alison L. Husid
                                      -------------------------------
                                        Alison L. Husid
                                        President, Chief Executive Officer
                                        and Director of Managing General
                                        Partner, Fifth Copley Corp.



November 9, 2001
                                      /s/ Jonathan Martin
                                      -------------------------------
                                        Jonathan Martin
                                        Principal Financial and Accounting
                                        Officer of Managing General Partner,
                                        Fifth Copley Corp.