Form 10-K405
period 2001-12-31
NEW ENGLAND PENSION PROPERTIES V
filed 2002-03-29
CIK 806028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

                                    PART I
                                    ------

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

            As of December 31, 2001, the Partnership had disposed of all its real estate property investments. The Partnership plans to liquidate and dissolve in 2002. The Partnership sold its last remaining asset in 2001, as described below. The Partnership sold nine real estate investments between 1994 and 2001. The principal terms of these sales are set forth in the following table:

                                  Date      Net Sale   Distribution   Distribution
          Investment              Sold      Proceeds     Per Unit         Date
          ----------              ----      --------     --------         ----
Santa Rita Plaza                  3/01     $8,311,296     $114.00(1)       4/01
Waters Landing II                 2/00     $2,114,506      $24.00          3/00
Columbia Gateway Corporate Park   12/99    $5,891,032      $70.00          1/00
Dahlia                            8/99     $9,723,207     $115.00          9/99
Puente Street                     6/99    $11,211,554     $134.00          7/99
Palms Business Center III & IV    10/97   $17,823,259     $216.00         11/97
University Business Park          5/97     $7,994,130      $92.00          6/97
Lakewood                          8/94     $4,297,367      $48.00(2)       9/94(2)
C.S. Graham                       6/94     $3,720,076      $48.00(2)       9/94(2)

(1) The distribution per Unit consists of the sale proceeds as well as payment of the note receivable and accrued interest thereon.

(2) The distributions per Unit relating to Lakewood and C.S. Graham were not calculated individually and the $48.00 per Unit is an aggregate of the proceeds from the two sales.

         Shopping Center in Salinas, California ("Santa Rita Plaza").
         -----------------------------------------------------------
            On February 1, 1989, the Partnership acquired a 60% interest in a joint venture formed with Rodde McNellis/Salinas. On July 20, 1990, the Partnership committed to increase its maximum contribution from $9,500,000 to $11,350,000, of which $6,500,000 was characterized as Senior Capital and $4,850,000 was characterized as Junior Capital. Through the date of sale, the Partnership had contributed $11,263,539 to the capital of the joint venture. The joint venture agreement entitled the Partnership to receive a monthly preferred return on its Senior Capital at the rate of 10.5% per annum during months 1-24 of the joint venture's operations and a monthly preferred return to reduce its outstanding Senior Capital, together with a return at the rate of 10.5% per annum, based on a 27-year amortization schedule, during months 25-120 of the joint venture's operations. The entire outstanding Senior Capital was due and payable ten years after the date of the Partnership's first investment of Senior Capital. It was anticipated that the Senior
Capital would be repaid in full in March 2001, upon the sale of the property. The joint venture agreement also entitled the Partnership to receive a priority return payment on its Junior Capital at the rate of 10.5% per annum. Such junior priority return payment accrued and bore interest at the rate of 10.5% per annum, if sufficient cash was not available therefor. At such time as the aggregate of accrued junior priority return payments totaled $1,000,000, all junior priority return payments and the return on the accrued junior priority return payments would thereafter be paid currently; provided, however, that the $1,000,000 threshold was increased by each dollar of Junior Capital which the Partnership elected not to contribute to fund its return. The Junior Capital was due and payable after the fifteenth year of the joint venture's operations. On August 1, 1995 the joint venture was converted into a California limited partnership with the Partnership as the general partner with a 63% ownership interest and an affiliate of Rodde/McNellis Salinas as the limited partner with a 37% interest. The partnership agreement also entitled the Partnership to receive 63% of cash flow remaining after payment of the preferred return and 63% of sale and refinancing proceeds following the return of the Partnership's equity.

            The limited partnership had a leasehold interest in approximately
10.56 acres of land in Salinas, California (the "Land") and had completed construction thereon of five one-story retail buildings containing a total of approximately 125,247 square feet. The ground lease had a term of 75 years with two options to extend, for ten years each. Under the ground lease, fixed rent of $390,000 per annum was payable. A percentage rent equal to 11.55% of rents in excess of $1,400,000 received by the ground lessee from subtenants, excluding expense reimbursements, was also payable.

            On August 1, 1995 the Partnership made a $1,750,000 loan to Nielsen Properties, Ltd., which was the ground lessor, for a term of 15 years. The loan earned interest at the rate of 8.75% per annum. The note was secured by a deed of trust on the Land. In conjunction with this loan, Nielsen
Properties, Ltd. repaid the limited partnership $1,299,052, representing full payment of two outstanding notes receivable. The Partnership had the right to require full payment of the note on or after August 1, 2000. On August 3, 2000, the Partnership exercised this right and notified Nielsen Properties, Ltd. that the maturity date had been accelerated to a date specified by the Partnership, not less than 365 days from the date of notice. Accordingly, all amounts of principal and interest then unpaid were due and payable on August
6, 2001.
            On March 27, 2001, the Partnership sold the Santa Rita Plaza property for $8,850,000. The Partnership received net proceeds of $8,311,296. Subsequent to the sale date, the note receivable and accrued interest related to this property in the amount of $1,338,797 were paid in full to the Partnership on April 10, 2001. On April 26, 2001 the Partnership made a capital distribution of $9,373,992 ($114.00 per Unit) consisting of the sale proceeds as well as payment of the note receivable and accrued interest thereon. The buildings were 100% leased at the time of sale.

Item 2.  Properties.
         ----------

            The Partnership has disposed of all its real property investments.

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

            As of December 31, 2001, there were 11,740 holders of Units.

            The Partnership's Amended and Restated Agreement of Limited Partnership dated July 23, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 2001or distributed after year end with respect to 2001 to the Limited Partners as a group totaled $11,557,968, including $9,373,992 of returned capital from the proceeds of property sales and $1,562,332 of returned capital previously held in reserves. Cash distributions paid in 2000 or distributed after year end with respect to 2000 to the Limited Partners as a group totaled $6,788,744, including $1,973,472 of returned capital from the proceeds of property sales and $3,618,032 of returned capital previously held in reserves.

            Cash distributions exceeded net income in 2001 and, therefore, resulted in a reduction of partners' capital. Operating cash distributions exceeded net cash provided by operating activities. Reference is made to the Partnership's Statements of Partners' Capital (Deficit) and Statements of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data
         -----------------------

                        For Year        For Year       For Year       For Year     For Year
                        Ended or        Ended or       Ended or       Ended or     Ended or
                          as of           as of          as of          as of        as of
                       12/31/01(1)     12/31/00(2)    12/31/99(3)     12/31/98    12/31/97(4)
                       --------        --------       --------        --------    --------

Revenues               $   264,722    $  2,487,704     $ 3,709,675   $ 5,174,753  $17,197,366

Net Income             $ 3,146,460    $  1,360,398     $ 5,540,881   $ 2,175,480  $13,153,920

Net Income
per Weighted
Average
Limited
Partnership
Unit                   $     37.88    $      16.38     $     66.71   $     26.17  $    158.07

Total Assets           $   901,993    $ 11,136,652     $22,367,036   $40,737,607  $42,788,822

Total Cash
Distributions
per Limited
Partnership
Unit outstanding
for the entire
period, including
amounts distributed
after year end with
respect to
such year              $    140.56    $      82.56     $    363.23   $     48.78  $    366.45

    (1) During 2001, net income includes a gain of $1,614,745 recognized on the sale of one investment and $1,956,543 of other income resulting from the reversal of deferred disposition fees. Cash distributions include a return of capital of $133 per Unit.

    (2) During 2000, net income includes a gain of $556,164 recognized on the sale of one investment. Cash distributions include a return of capital of $68 per Unit.

    (3) During 1999, net income includes gains of $4,429,391 recognized on the sale of three investments. Cash distributions include a return of capital of $319 per Unit.

    (4) During 1997, net income includes a gain of $10,176,990 recognized on the sale of two investments. Cash distributions include a return of capital of $308 per Unit.

    See the audited financial statements for details of significant tranactions.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

ACCOUNTING POLICIES

      Revenue Recognition
      -------------------

      The Partnership recognizes rental revenue on a straight-line basis over the lease terms.

      The Partnership accounts for its investments in joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Partnership is reflected on the balance sheets, and the Partnership's share of net income or loss from the joint ventures is included in the statements of operations.

      The Partnership records real estate sales at the time a sale is consummated. A sale is consummated when the parties are bound by the terms of a contract, all consideration has been exchanged, all conditions precedent to closing have been met, and title has passed from seller to buyer.

      Liquidation Basis of Accounting
      -------------------------------

      The Partnership adopted a plan of liquidation on December 31, 2001, and, as a result, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. Accrued expenses for liquidation as of December 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time. Similarly, there can be no assurance as to the timing of a distribution of the Partnership's assets or the amount of assets that will be distributed to the Partnership's Unit holders.

Liquidity and Capital Resources
-------------------------------

      The Partnership completed its offering of units of limited partnership interest in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. Nine investments have been sold, one in each of June 1994, August 1994, May 1997, October 1997, June 1999, August 1999, December 1999, February 2000 and March 2001.

      As a result of the sales and other capital transactions, capital of $74,404,636 has been returned to the limited partners through December 31, 2001. The adjusted capital contribution was reduced to $952 from $1,000 per Unit in 1994, then to $924 in July 1995, then to $616 in 1997, then to $367 in 1999, then to $229 in 2000 and then to $96 in 2001. A portion of the sales proceeds was used to pay previously accrued, but deferred, management fees to AEW Real Estate Advisors, Inc. (the "Advisor") ($59,802 in 2001, $40,580 in 2000, $234,897 in 1999, $447,745 in 1997, $183,426 in 1995 and $1,259,988 in
1994).

      At December 31, 2001, the Partnership had $891,935 in cash and cash equivalents which is being retained primarily as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations and operational cash previously held in reserves relating to the first quarter of 2001 were made at an annualized rate of 9% on the adjusted capital contribution of $229.00. At the time of the first quarter 2001 distribution, the Partnership also made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 and the other consisting of the Santa Rita Plaza sale proceeds in the amount of $9,373,992. The sale distribution also includes payment of the note receivable and accrued interest proceeds received subsequent to the end of the first quarter in the amount of $1,338,797. There were no operational cash distributions related to the remaining quarters of 2001 due to the sale of the last remaining asset during the first quarter of 2001. Distributions of cash from operations relating to the first quarter of 2000 were made at the annualized rate of 5.50% on the weighted average adjusted capital contribution of $312.52, while distributions of cash from operations relating to the second and third quarters of 2000 were made at the annualized rates of 7.50% and 4%, respectively, on the adjusted capital contribution of $273. At the time of the operating distribution relating to the third quarter of 2000, the Partnership also made a capital distribution from unallocated original working capital reserves in the amount of $3,618,032 ($44.00 per limited partnership unit).
The rate decrease in the third quarter of 2000 was primarily due to lower cash available for distribution due to timing of distributions from the last remaining investment to the Partnership. Distributions of cash relating to the fourth quarter of 2000 were made at the annualized rate of 4% on the weighted average capital contribution of $240.96.

Results of Operations
---------------------

      Form of Real Estate Investments
      -------------------------------

      Effective April 1, 1996, the Waters Landing II joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership. This investment was sold during 2000. Effective August 1, 1995 and September 1, 1995, respectively, the Santa Rita Plaza and Dahlia joint venture investments were restructured to grant the Partnership control over management decisions. Accordingly, these investments have been accounted for as wholly-owned properties since those dates. The Dahlia investment was sold during 1999 and the Santa Rita Plaza investment was sold during 2001. The Puente Street investment was a wholly-owned property and was also sold during 1999. The Columbia Gateway Corporate Park investment, which was originally structured as a joint venture with a real estate development/management firm and an affiliate of the Partnership, was restructured to give the Partnership and the affiliate of the Partnership full control over the business of joint venture effective January 1, 1998. This investment was also sold during 1999.

      Operating Factors
      -----------------

      As mentioned above, the Santa Rita Plaza investment was sold on March 27, 2001 and the Partnership recognized a gain of $1,614,745. The property was 100% leased at the time of sale.

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

      Investment Results
      ------------------

      Interest on cash and cash equivalents decreased by approximately $284,000 in 2001 compared to 2000 as a result of lower investment balances due to the sale of Santa Rita Plaza in March 2001 as well as a capital distribution made from allocated and unallocated original working capital reserves in 2001. Interest on cash and cash equivalents decreased by approximately $47,000 in 2000 compared to 1999 as a result of lower investment balances due to the sale of Waters Landing II in February 2000 as well as a capital distribution made from unallocated original working capital reserves in 2000.

           2001 Compared to 2000

      Real estate operations decreased overall by approximately $900,000 primarily due to the sale of Santa Rita Plaza in March 2001.

      The Partnership recognized $1,956,543 in other revenue during 2001, which was attributable to the reversal of previously accrued disposition fees, in accordance with the Partnership agreement.

           2000 Compared to 1999

      Real estate operations decreased overall by approximately $469,000 between 2000 and 1999.
This decrease is primarily due to the sale of Columbia Gateway Corporate Park joint venture in December 1999. Operating results at Santa Rita Plaza increased due to 1) a higher yearly average occupancy between 2000 and 1999, 2) an increase in 2000 rental rates and 3) no depreciation and amortization expense taken for the last quarter of 2000 due to the asset being held for sale. This increase in operations was offset by the sales of Puente Street in June 1999 and Dahlia in August 1999.

      Portfolio Expenses
      ------------------

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

           2001 Compared to 2000

      The Partnership management fee decreased approximately $78,000 to $42,305 due to a decrease in distributable cash flow from operations as a result of the sale of the Partnership's remaining asset in March 2001. General and administrative expenses decreased by approximately $80,000 or 26%, due to decreases in investor servicing fees, accounting fees, printing fees and legal fees, primarily as a result of the sale of the last asset in March 2001.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2001 and 2000.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

      The independent auditor's report and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statement on page 14.

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

                                     PART III
                                     --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     --------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2001.

Name                Position(s) with the Managing General Partner            Age
----                ---------------------------------------------            ---

Alison L. Husid     President, Chief Executive Officer and Director          39
Pamela J. Herbst    Vice President and Director                              46
J. Grant Monahon    Vice President and Director                              56
James J. Finnegan   Vice President                                           41
Jonathan Martin     Treasurer and Principal Financial and Accounting Officer 31

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

      Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), the Advisor's parent, with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 17 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a member of New England Women in Real Estate (NEWIRE), a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of AEW's Management Committee, Investment Committee and Investment Policy Group. Since joining AEW in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is a Principal of AEW focused primarily on expanding AEW's activities in a variety of global real estate markets. Grant is a member of AEW's Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly has served as AEW's Chief Operating Officer and as General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

      Jonathan Martin is the Director of Portfolio Accounting for AEW's Direct Investment group, with responsibility for overseeing all accounting, performance measurement and financial reporting matters for the firm's direct equity investment portfolios. Prior to joining AEW, Jon worked for nine years as a Senior Manager with PricewaterhouseCoopers, LLP where he was an auditor and financial consultant specializing in the real estate and mortgage banking industries. A Certified Public Accountant and a member of NCREIF's Accounting Committee, Jon is a graduate of the University of Notre Dame (B.A.).

         (f)  Involvement in Certain Legal Proceedings.
              ----------------------------------------

              None.

Item 11.  Executive Compensation.
          ----------------------

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 7 of Notes to Financial Statements.

      The following table sets forth the amounts of the fees and cash dis-tributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliate for the year ended December 31, 2001. Cash distributions to General Partners include amounts distributed after year end with respect to 2001.

                                                                  Amount of
                                                               Compensation and
Receiving Entity                 Type of Compensation          Reimbursement
----------------                 --------------------          -------------
General Partners                 Share of Distributable Cash   $       4,278

AEW Real Estate Advisors, Inc.   Management Fees and                  65,813
(formerly known as Copley Real   Reimbursement of Expenses     -------------
Estate Advisors, Inc.)
                                 TOTAL                         $      70,091
                                                               =============

         For the year ended December 31, 2001 the Partnership allocated $13,333 of taxable income to the General Partners. See Note 1 to the audited financial statements for additional information about transactions between the Partnership and the General Partner and their affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners
             -----------------------------------------------

             As of December 31, 2001, Archon Partners owned approximately 7.3% of the total number of units outstanding by the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding units at December 31, 2001. Under the Partnership
Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

             Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

         (b) Security Ownership of Management.
             --------------------------------

             The General Partners of the Partnership owned no Units at December 31, 2001.

         (c) Changes in Control.
             -----------------

             There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the
Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 10, above.

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

          (a) The following documents are filed as part of this report:

               Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Financial Statements are filed as part of this Annual Report.

          (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

                     New England Pension Properties V;

                     A Real Estate Limited Partnership




                           Financial Statements


                              * * * * * * * *




                             December 31, 2001

                       NEW ENGLAND PENSION PROPERTIES V;
                       ---------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                        INDEX TO FINANCIAL STATEMENTS
                        -----------------------------

Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 2001):

       Balance Sheets - December 31, 2001 and 2000

       Statements of Operations - Years ended December 31, 2001, 2000 and 1999

       Statements of Partners' Capital (Deficit) - Years ended December 31, 2001, 2000, and 1999

       Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999

       Notes to Financial Statements

All schedules are omitted because they are not applicable.

                       Report of Independent Accountants

To the Partners of New England Pension Properties V; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Fifth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 2001 and as a result changed its basis of accounting for periods subsequent to December 31, 2001 from the going concern basis to the liquidation basis of accounting.

/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 18, 2002

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 2001)

                                                       December 31,
                                             ---------------------------------
                                                2001                  2000
                                             ---------            ------------
ASSETS

Property held for disposition, net          $        -            $   8,374,264

Cash and cash equivalents                      891,935                2,762,388
Other assets                                    10,058                        -
                                            ----------            -------------

                                            $  901,993            $  11,136,652
                                            ==========            =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $  129,340            $     123,393
Accrued expenses for liquidation               203,425                        -
Accrued management fees                              -                    9,899
Deferred management and disposition fees             -                2,016,345
                                            ----------            -------------
Total liabilities                              332,765                2,149,637
                                            ----------            -------------

Partners' capital (deficit):
  Limited partners ($96 and $229 per unit;
  respectively, 160,000 units authorized,
  82,228 issued and outstanding,)              557,050                9,000,022
  General partners                              12,178                  (13,007)
                                            ----------            -------------
Total partners' capital                        569,228                8,987,015
                                            ----------            -------------

                                            $  901,993            $  11,136,652
                                            ==========            =============

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 2001)

                                                         Year ended December 31,
                                             ---------------------------------------------
                                               2001               2000             1999
                                             ----------         ----------      ----------

INVESTMENT ACTIVITY

Property rentals                             $  130,290         $1,976,430      $2,707,017
Interest income on loan to ground lessor         34,532            127,688         135,330
Property operating expenses                    (101,994)          (499,211)       (828,020)
Ground rent expense                            (109,748)          (390,000)       (390,000)
Depreciation and amortization                         -           (362,570)       (739,415)
                                             ----------         ----------      ----------
                                                (46,920)           852,337         884,912

Equity in joint venture earnings                      -                  -         436,427
                                             ----------         ----------      ----------
   Total real estate operations                 (46,920)           852,337       1,321,339

Gain on sale of investment in joint venture           -                  -         957,057
Gain on sales of property                     1,614,745            556,164       3,472,334
                                             ----------         ----------      ----------

   Total real estate activity                 1,567,825          1,408,501       5,750,730

Interest on cash equivalents                     99,900            383,586         430,901
Reversal of deferred disposition fees         1,956,543                  -               -
                                             ----------         ----------      ----------

   Total investment activity                  3,624,268          1,792,087       6,181,631
                                             ----------         ----------      ----------
PORTFOLIO EXPENSES

Management fee                                   42,305            119,604         363,331
General and administrative                      232,078            312,085         277,419
Estimated liquidation period expenses           203,425                  -               -
                                             ----------         ----------      ----------

                                                477,808            431,689         640,750
                                             ----------         ----------      ----------

NET INCOME                                   $3,146,460         $1,360,398      $5,540,881
                                             ==========         ==========      ==========

Net income per limited partnership unit      $    37.88         $    16.38      $    66.71
                                             ==========         ==========      ==========

Cash distributions per limited partnership
   unit                                      $   140.56         $   154.28      $   297.96
                                             ==========         ==========      ==========

Number of limited partnership units
   outstanding during the year                   82,228             82,228          82,228
                                             ==========         ==========      ==========

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 2001)

                                                                Year ended December 31,
                               ------------------------------------------------------------------------------------
                                        2001                         2000                         1999
                               --------------------------   --------------------------    -------------------------
                                General      Limited         General      Limited         General      Limited
                                Partners     Partners        Partners     Partners        Partners     Partners
                                --------     --------        --------     --------        --------     --------

Balance at beginning of year    $ (13,007)   $  9,000,022    $ (13,088)   $ 20,339,363    $ (27,832)   $ 39,354,545

Cash distributions                 (6,280)    (11,557,967)     (13,523)    (12,686,135)     (40,665)    (24,500,654)

Net income                         31,465       3,114,995       13,604       1,346,794       55,409       5,485,472
                                ---------    ------------    ---------    ------------    ---------    ------------

Balance at end of year          $  12,178    $    557,050    $ (13,007)   $  9,000,022    $ (13,088)   $ 20,339,363
                                =========    ============    =========    ============    =========    ============

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 2001)

                                                                  Year ended December 31,
                                                       --------------------------------------------
                                                           2001            2000           1999
                                                       ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  3,146,460    $  1,360,398    $  5,540,881

  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                -         362,570         739,415
     Gain on sale of investment in joint venture                  -               -        (957,057)
     Gain on sales of property                           (1,614,745)       (556,164)     (3,472,334)
     Increase in property deferred lease commissions         (6,851)        (48,175)        (67,465)
     Equity in joint venture earnings                             -               -        (436,427)
     Cash distributions from joint ventures                       -         152,500         374,058
     Decrease (increase) in property
       working capital                                      326,035         (64,335)        598,955
     Increase (decrease) of deferred
       management fee                                       (69,701)         19,222        (153,203)
     Reversal of deferred disposition fee                (1,956,543)              -               -
     Increase (decrease) in operating liabilities           209,372          23,054         (48,658)
                                                       ------------    ------------    ------------
     Net cash provided by operating
       activities                                            34,027       1,249,070       2,118,165
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of investments                  8,311,296       2,047,906      26,347,165
   Deferred disposition fees                                      -          66,600         831,728
   Investments in property                                  (10,000)        (15,265)        (28,602)
   Repayments received on loan to ground lessor           1,358,471          86,847          79,596
                                                       ------------    ------------    ------------

  Net cash provided by investing activities               9,659,767       2,186,088      27,229,887
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                             (11,564,247)    (12,699,658)    (24,541,319)
                                                       ------------    ------------    ------------

  Net cash used in financing activities                 (11,564,247)    (12,699,658)    (24,541,319)
                                                       ------------    ------------    ------------

  Net increase (decrease) in cash and cash
   equivalents                                           (1,870,453)     (9,264,500)      4,806,733

Cash and cash equivalents:
  Beginning of year                                       2,762,388      12,026,888       7,220,155
                                                       ------------    ------------    ------------

  End of year                                          $    891,935    $  2,762,388    $ 12,026,888
                                                       ============    ============    ============

               (See accompanying notes to financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

      General
      -------

      New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in to-be-developed, newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May 1987 and had disposed of all of its investments as of December 31, 2001. On December 31, 2001, the Partnership adopted a plan of liquidation and intends to liquidate in 2002.

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

      Management
      ----------

      The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees is deferred until cash distributions to limited partners exceed a specified rate or until payable from sales proceeds. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in each of 2001, 2000 and 1999, respectively).
Acquisition fees were based on 2% of gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining asset, the Managing General Partner determined that previously accrued disposition fees of $1,956,543 would not be paid, and, accordingly, recognized the reversal of such fees as revenue in 2001.

      New England Securities Corporation, an indirect subsidiary of Met Life during 2000 and 1999, was engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of pocket expenses for such services totaled $23,061 and $22,679 in 2000 and 1999, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      Revenue Recognition
      -------------------

      The Partnership recognizes rental revenue on a straight-line basis over the lease terms.

      The Partnership accounts for its investments in joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Partnership is reflected on the balance sheets, and the Partnership's share of net income or loss from the joint ventures is included in the statements of operations.

      The Partnership records real estate sales at the time a sale is consummated. A sale is consummated when the parties are bound by the terms of a contract, all consideration has been exchanged, all conditions precedent to closing have been met, and title has passed from seller to buyer.

      Liquidation Basis of Accounting
      -------------------------------

      In connection with its adoption of a plan of liquidation on December 31, 2001, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

      Real Estate Joint Ventures
      --------------------------

      Investments in joint ventures, including loans made to venture partners, which were in substance real estate investments, were stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity was measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership has no joint ventures.

      Property
      --------

      Property included land and buildings and improvements, which were stated at cost, less accumulated depreciation, and other operating net assets (liabilities). The initial carrying value of a property previously owned by a joint venture equaled the Partnership's carrying value of the predecessor investment on the conversion date.

      Capitalized Costs, Depreciation, and Amortization
      -------------------------------------------------

      Maintenance and repair costs were expensed as incurred. Significant improvements and renewals were capitalized. Depreciation was computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs were also capitalized and amortized over the related lease terms.

      Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land were amortized using the straight-line method over the estimated useful lives of the underlying property.

      Leases at the properties provided for rental increases over the respective lease terms. Rental revenue was being recognized on a straight-line basis over the lease terms.

      Realizability of Real Estate Investments
      ----------------------------------------

      The Partnership considered a real estate investment to be impaired when it determined the carrying value of the investment was not recoverable through expected undiscounted cash flows generated from the operations and disposition of property. The impairment loss was based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also included estimated costs of sale. Property held for sale was not depreciated during the holding period. Investments were considered to be held for disposition at the time management committed the Partnership to a plan to dispose of the investment.

      Cash Equivalents
      ----------------

      Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

      Deferred Disposition Fees
      -------------------------

      As discussed in Note 1, disposition fees due to the Advisor related to sales of investments are included in the determination of gains or losses resulting from such transactions. In accordance with the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining asset, the Managing General Partner determined that previously accrued disposition fees of $1,956,543 would not be paid, and, accordingly, recognized the reversal of such fees as revenue in 2001.

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

NOTE 3 - Accrued Expenses for Liquidation
-----------------------------------------

      Accrued expenses for liquidation as of December 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. As of December 31, 2001 the Partnership accrued $203,425 for such expenses.

      The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time.

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

NOTE 4 - Real Estate Joint Ventures
-----------------------------------

      The Partnership had invested in nine real estate joint ventures, each organized as a general partnership with a real estate development/management firm and, in two cases, with an affiliate of the Partnership. Two joint venture projects were sold in 1994, one joint venture project was sold in 1999, three joint ventures were converted to wholly-owned investments in 1995 and two joint ventures were converted to wholly-owned investments in 1996. Joint venture investments were in either of two forms. In one form, the Partnership made an equity contribution which was subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing transactions. In the second form of joint venture, the Partnership made an equity contribution to the venture, subject to preferential returns, and also made a loan to its venture partner which, in turn, contributed the proceeds to the venture. The loans bore interest at a specified rate, matured in full in ten years, and were secured by the venture partner's interest in the venture. These loans have been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provided for the funding of cash flow deficits in proportion to ownership interests and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

      The respective real estate management/development firm was responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate development/management firms or their affiliates also provided various services to the respective joint ventures for a fee.

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

     On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and the affiliate owned a 29.89% and 68.11% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $6,054,250. The Partnership received its 30.5% share of the net proceeds, $5,891,032 after closing costs, and recognized a gain of $957,057 ($11.52 per Unit) on the sale. On January 27, 2000 the Partnership made a capital distribution of $5,755,960 ($70.00 per Unit) from the proceeds of the sale. In addition, a portion of the proceeds was used to pay previously accrued but deferred management fees to the Advisor of $23,617.

Summarized Financial Information
--------------------------------

      The following summarized financial information is presented in the aggregate for Columbia Gateway Corporate Park joint venture:

                               Result of Operations
                               --------------------

                                                Year ended December 31,
                                        -------------------------------------
                                            2001        2000           1999
                                          --------    --------       --------
Revenue
    Rental income                       $        -  $        -    $ 1,994,186
    Other income                                 -           -        115,948
                                        ----------  ----------    -----------
                                                 -           -      2,110,134
                                        ----------  ----------    -----------

Expenses
     Operating expenses                          -           -        485,802
     Depreciation and amortization               -           -        193,425
                                        ----------  ----------    -----------
                                                 -           -        679,227
                                        ----------  ----------    -----------

Net Income                              $        -  $        -    $ 1,430,907
                                        ==========  ==========    ===========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its Affiliate on behalf of its various financing arrangements with the joint venture.

NOTE 5 - PROPERTY
-----------------

      Santa Rita Plaza
      ----------------

      Effective August 1, 1995, the Santa Rita Plaza joint venture was restructured into a limited partnership, giving the Partnership control over management decisions. Accordingly, the investment was being accounted for as a wholly-owned property as of that date. The carrying value of the joint venture investment at conversion ($10,216,659) was allocated to building and improvements, mortgage loan receivable from the ground lessor and other net operating assets.

      On August 1, 1995, the Partnership also made a fifteen-year loan in the amount of $1,750,000 to the ground lessor, which used a portion of the proceeds to repay a loan from the Santa Rita venture which, in turn, paid approximately $1,300,000 to the Partnership as a partial return of its capital investment in the venture. The loan to the ground lessor bore interest at 8.75%, with payments to be made monthly based on a 15-year amortization schedule, and was collateralized by the ground lessor's interest in the Santa Rita Plaza land. The Partnership had the right to require full payment of the loan after August 1, 2000. On August 3, 2000, the Partnership exercised this right and notified the ground lessor that the maturity date had been accelerated to a date specified by the Partnership not less than 365 days from the date of notice. Accordingly, all amounts of principal and interest then unpaid were due and payable on August 6, 2001. The ground lease required an annual base payment of $390,000 per year through 2063, plus 11.55% of excess rents, as defined.

     The buildings and improvements (a shopping center in Salinas, California) were being depreciated over 25 years beginning August 1, 1995.

      On March 27, 2001, the Partnership sold the Santa Rita Plaza property for $8,850,000. The Partnership received net proceeds of $8,311,296 and recognized a gain on the sale of $1,614,745 ($19.44 per Unit). Subsequent to the sale date, the note receivable and accrued interest related to this property in the amount of $1,338,797 was paid in full to the Partnership on April 10, 2001. On April 26, 2001 the Partnership made a capital distribution of

$9,373,992 ($114.00 per Unit) consisting of the sale proceeds as well as payment of the note receivable and accrued interest.

      This investment was classified as "Property held for disposition" on the balance sheet at December 31, 2000. During the year ended
December 31, 2001 and 2000, the Partnership recognized $(46,920) and $824,132 in net (loss) income from this investment, respectively.

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

     On August 27, 1999, the Partnership sold the Dahlia property for $9,900,000. The Partnership received net proceeds of $9,723,207 and recognized a gain of $3,367,359 ($40.54 per Unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. This fee was reversed in 2001 (see Note
2). On September 21, 1999, the Partnership made a capital distribution of $9,456,220 ($115 per Unit) from the sale proceeds.

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

     On June 25, 1999, the Partnership sold the Puente Street property for $11,770,000. The Partnership received net proceeds of $11,211,554 and recognized a gain of $104,975 ($1.26 per Unit). A disposition fee of $353,100 was accrued but not paid to the Advisor. This fee was reversed in 2001 (see
Note 2). On July 28, 1999, the Partnership made a capital distribution of $11,018,552 ($134 per Unit) from the sale proceeds. In addition, a portion of the proceeds was used to pay deferred management fees to the Advisor of $234,897.

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

      On February 17, 2000, the Partnership sold the Waters Landing II property for $2,220,000. The Partnership received net proceeds of $2,114,506 and recognized a gain of $556,164 ($6.70 per Unit). A disposition fee of $66,600 was accrued but not paid to the Advisor. This fee was reversed in 2001 (see
Note 2). On March 15, 2000, the Partnership made a capital distribution of $1,973,472 ($24 per Unit) from the sale proceeds.

      The following is a summary of the Partnership's investment in property (none at December 31, 2001 and one at December 31, 2000):

                                                     December 31,
                                              --------------------------
                                                 2001             2000
                                              ----------    ------------
      Property held for disposition           $        -    $  8,374,264
                                              ----------    ------------
                                              $        -    $  8,374,264
                                              ==========    ============

      The Partnership recognized net income of $824,132 for the year ended December 31, 2000 from the Santa Rita Plaza investment, which was held for disposition at December 31, 2000.

NOTE 6 - Income Taxes
---------------------

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                            Year ended December 31,
                                      ----------------------------------
                                        2001        2000         1999
                                     -----------  ----------  -----------

Net income per financial statements  $ 3,146,460  $1,360,398  $ 5,540,881
  Timing differences:
  Joint venture earnings (loss)                -      (6,761)     409,810
  Property rentals                    (2,300,559)   (215,601)     (44,057)
  Expenses                                69,327      84,170     (151,748)
  Depreciation and amortization         (146,003)     29,715      (33,681)
  Gain (loss) on sale                    564,064  (1,845,968)     396,197
                                     -----------  ----------  -----------
Taxable income (loss)                $ 1,333,289  $ (594,047) $ 6,117,402
                                     ===========  ==========  ===========


NOTE 7 - Partners' Capital
--------------------------

      Allocation of net income from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $952 in 1994, then to $924 in 1995, then to $616 in 1997, then to $367 in 1999, then to
$229 in 2000, and further reduced to $96 in 2001 as a result of the return of capital from the sale of nine investments and other capital transactions. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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

                                  NEW ENGLAND PENSION PROPERTIES V; A REAL
                                  ESTATE LIMITED PARTNERSHIP

Date: March 29, 2002              By:   /s/ Alison L. Husid
                                        -------------------------------
                                            Alison L. Husid
                                            President of the
                                            Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                                     Date
      ---------                    -----                                     ----

                               President
/s/   Alison L. Husid          Chief Executive Officer             March 29, 2002
---------------------          and Director of the Managing
      Alison L. Husid          General Partner

/s/   Pamela J. Herbst         Vice President                      March 29, 2002
---------------------------    and Director of the Managing
      Pamela J. Herbst         General Partner

/s/   J. Grant Monahon         Vice President                      March 29, 2002
---------------------------    and Director of the Managing
      J. Grant Monahon         General Partner

/s/   James J. Finnegan
---------------------------    Vice President of the Managing      March 29, 2002
      James J. Finnegan        General Partner

                               Treasurer and Principal
/s/   Jonathan Martin          Financial and                       March 29, 2002
---------------------------    Accounting Officer of the
      Jonathan Martin          Managing General Partner