Form 10-Q
period 2002-03-31
NEW ENGLAND PENSION PROPERTIES V
filed 2002-05-10
CIK 806028

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

For Quarter Ended March 31, 2002                 Commission File Number 0-17808

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-2940131
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         World Trade Center East
         Two Seaport Lane, 16/th/ Floor
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

                        FOR QUARTER ENDED MARCH 31, 2002

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

StatementS of Net Assets in Liquidation

                                              March 31, 2002   December 31, 2001
                                                (Unaudited)        (Audited)
                                              --------------   -----------------

ASSETS

Other assets                                  $       7,212       $     10,058

Cash and cash equivalents                           788,158            891,935
                                              -------------       ------------
                                              $     795,370       $    901,993
                                              =============       ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $      42,609       $    129,340
Accrued expenses for liquidation                    181,635            203,425
                                              -------------       ------------
Total liabilities                                   224,244            332,765
                                              -------------       ------------


Net assets in liquidation:
    Limited partners ($96 per
       unit; 160,000 units
       authorized, 82,228
       units issued and outstanding)                558,929            557,050
    General partners                                 12,197             12,178
                                              -------------       ------------
Total partners' capital                             571,126            569,228
                                              -------------       ------------

                                              $     795,370       $    901,993
                                              =============       ============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                                        Three Months Ended
                                                          March 31, 2002
                                                        ------------------
Net Assets in liquidation at
     beginning of period                                $          569,228
                                                        ------------------

Increase during period:
     Operating Activities
         Interest Income                                             1,898
                                                        ------------------
Net change in net assets in liquidation                              1,898
                                                        ------------------

Net assets in liquidation at
end of period                                           $          571,126
                                                        ==================

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                                            Three Months Ended
                                                              March 31, 2001
                                                            ------------------

INVESTMENT ACTIVITY

Property rentals                                              $       164,932
Interest income on loan to
    ground lessor                                                      30,737
Property operating expenses                                           (87,783)
Ground rent expense                                                  (109,748)
                                                              ---------------
       Total real estate operations                                    (1,862)

Gain on sale of property                                            1,632,163
Reversal of deferred disposition fees                               1,956,543
                                                              ---------------
       Total real estate activity                                   3,586,844

Interest on cash equivalents                                           38,444
                                                              ---------------
       Total investment activity                                    3,625,288
                                                              ---------------
PORTFOLIO EXPENSES

Management fee                                                         42,305
General and administrative                                             60,512
                                                              ---------------
                                                                      102,817
                                                              ---------------

Net Income                                                    $     3,522,471
                                                              ===============

Net income per limited
    partnership unit                                          $         42.41
                                                              ===============

Cash distributions per
    limited partnership unit                                  $          2.41
                                                              ===============
Number of limited partnership
    units outstanding during
    the period                                                         82,228
                                                              ===============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                             Three Months Ended
                                                               March 31, 2001
                                                             ------------------
Net cash provided by operating activities                       $     75,026
                                                                ------------

Cash flows from (used in) investing activities:
     Net proceeds from sale of investment                          8,328,714
     Investment in property                                          (10,000)
     Repayment received on loan to
     ground lessor                                                    22,921
                                                                ------------
Net cash provided by investing activities                          8,341,635
                                                                ------------

Cash flows from financing activities:
     Distributions to partners                                      (200,171)
                                                                ------------
Net increase in cash
     and cash equivalents                                          8,216,490

Cash and cash equivalents:
     Beginning of period                                           2,762,388
                                                                ------------

     End of period                                              $ 10,978,878
                                                                ============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2002 and December 31, 2001 and the changes of net assets in liquidation and the results of its operations for the three months ended March 31, 2002 and 2001, respectively, and its cash flows for the three months ended March 31, 2001. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2001 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Pension Properties V; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in May, 1987 and had disposed of all of its real estate investments as of December 31, 2001. The Partnership sold its last remaining asset in March 2001. On December 31, 2001, the Partnership adopted a plan of liquidation and intends to liquidate and dissolve in 2002.

     In connection with its adoption of a plan of liquidation on December 31, 2001, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

NOTE 2 - PROPERTY
-----------------

     On March 27, 2001, the Partnership sold the Santa Rita Plaza property for $8,850,000. The Partnership received net proceeds of $8,311,296 and recognized a gain of $1,614,745 ($19.44 per limited partnership unit). Subsequent to the sale date, the note receivable and accrued interest related to this property in the amount of $1,338,797 was paid in full to the Partnership on April 10, 2001. On April 26, 2001 the Partnership made a capital distribution of $9,373,992 ($114.00 per limited partnership unit) consisting of the sale proceeds as well as the note receivable and accrued interest.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTE 3 - Accrued Expenses for liquidation
-------------------------

     Accrued expenses for liquidation as of March 31, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $21,790 of such expenses.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting Policies
-------------------

     Revenue Recognition

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

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, all of which have been sold: two in 1994, two in 1997, three in 1999, one in 2000 and one in 2001. As a result of the sales and other capital transactions, capital of $74,404,636 has been returned to the limited partners through March 31, 2002. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in 1999 to $229 in 2000 and to $96 in 2001.

     At March 31, 2002, the Partnership had $788,158 in cash and cash equivalents, which is being retained as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations and operational cash previously held in reserves relating to the first quarter of 2001 were made at an annualized rate of 9% on the adjusted capital contribution of $229.00 per unit. At the time of the first quarter distribution, the Partnership made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 and the other consisting of the Santa Rita Plaza sales proceeds in the amount of $9,373,992. The sale distribution also included the note receivable and accrued interest proceeds received subsequent to quarter end in the amount of $1,338,797.

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investment

     Santa Rita Plaza was a wholly-owned property. Santa Rita Plaza was sold on March 27, 2001.

     Operating Factors

     As mentioned above, the Santa Rita Plaza property was sold on March 27, 2001 and the Partnership recognized a gain of $1,614,745. At the time of the sale, Santa Rita Plaza was 100% occupied.

     Investment Results

     The operating results for the three month periods ended March 31, 2002 and 2001 are not comparable due to the sale of the Partnership's last remaining property in March 2001, as discussed above.

     Portfolio Expenses

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees were not incurred during the first quarter of 2002 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2001, discussed above.

     General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three month period ended March 31, 2001 were $60,512.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $21,790 of expenses.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2002

                                     PART II

                                OTHER INFORMATION
                               -------------------



Item 6. Reports on Form 8-K


          Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 2002.

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


                                     NEW ENGLAND PENSION PROPERTIES V;
                                     A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)


May 10, 2002
                                     /s/ Alison L. Husid
                                     -------------------------------
                                      Alison L. Husid
                                      President, Chief Executive Officer
                                      and Director of Managing General Partner,
                                      Fifth Copley Corp.



May 10, 2002
                                     /s/ Jonathan Martin
                                     --------------------------------
                                       Jonathan Martin
                                       Principal Financial and Accounting
                                       Officer of Managing General Partner,
                                       Fifth Copley Corp.