Form 10-Q
period 2002-06-30
NEW ENGLAND PENSION PROPERTIES V
filed 2002-08-13
CIK 806028

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

For Quarter Ended June 30, 2002                  Commission File Number 0-17808


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

                         FOR QUARTER ENDED JUNE 30, 2002

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                        June 30, 2002         December 31, 2001
                                         (Unaudited)              (Audited)
                                        -------------        -----------------
ASSETS

Other assets                               $      -               $ 10,058
Cash and cash equivalents                   760,376                891,935
                                           --------               --------
                                           $760,376               $901,993
                                           ========               ========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $ 16,799               $129,340
Accrued expenses for liquidation            168,941                203,425
                                           --------               --------
Total liabilities                           185,740                332,765
                                           --------               --------

Net assets in liquidation:
       Limited partners ($96 per
         unit; 160,000 units
         authorized, 82,228
         units issued and outstanding)      562,404                557,050
       General partners                      12,232                 12,178
                                           --------               --------
Total partners' capital                     574,636                569,228
                                           --------               --------
                                           $760,376               $901,993
                                           ========               ========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                     Three Months Ended     Six Months Ended
                                        June 30, 2002        June 30, 2002
                                     -----------------      -----------------
Net Assets in liquidation at
     beginning of period                  $ 571,126             $ 569,228
                                          ---------             ---------

Increase during period:
     Operating Activities
         Interest Income                      3,510                 5,408
                                          ---------             ---------
Net change in net assets in liquidation       3,510                 5,408
                                          ---------             ---------

Net assets in liquidation at
     end of period                        $ 574,636             $ 574,636
                                          =========             =========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended     Six Months Ended
                                            June 30, 2001         June 30, 2001
                                           --------------       ----------------
INVESTMENT ACTIVITY

Property rentals                              $(36,160)            $  128,772
Interest income on loan to
     ground lessor                               4,452                 35,189
Property operating expenses                       (129)               (87,912)
Ground rent expense                                  -               (109,748)
                                              --------             ----------
     Total real estate operations              (31,837)               (33,699)

Gain (loss) on sale of property                 (1,398)             1,630,765
Reversal of deferred disposition fees                -              1,956,543
                                              --------             ----------
     Total real estate activity                (33,235)             3,553,609

Interest on cash equivalents                    47,931                 86,375
                                              --------             ----------
     Total investment activity                  14,696              3,639,984
                                              --------             ----------
Portfolio Expenses

Management fee                                       -                 42,305
General and administrative                      57,490                118,002
                                              --------             ----------
                                                57,490                160,307
                                              --------             ----------
Net Income (Loss)                             $(42,794)            $3,479,677
                                              ========             ==========
Net income (loss) per
     limited partnership unit                 $  (0.52)            $    41.89
                                              ========             ==========

Cash distributions per
     limited partnership unit                 $ 138.15             $   140.56
                                              ========             ==========
Number of limited
     partnership units outstanding
     during the period                          82,228                 82,228
                                              ========             ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                    Six Months Ended
                                                      June 30, 2001
                                                    ----------------
Net cash provided by operating activities             $     86,310
                                                      ------------
Cash flows from (used in) investing activities:
     Net proceeds from sale of investment                8,327,316
     Investment in property                                (10,000)
     Repayment received on loan to
        ground lessor                                    1,358,470
                                                      ------------
Net cash provided by investing activities                9,675,786
                                                      ------------
Cash flows from financing activities:
     Distributions to partners                         (11,564,247)
                                                      ------------
Net decrease in cash
     and cash equivalents                               (1,802,151)

Cash and cash equivalents:
     Beginning of period                                 2,762,388
                                                      ------------
     End of period                                    $    960,237
                                                      ============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2002 and December 31, 2001 and the changes of net assets in liquidation and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, respectively, and its cash flows for the six months ended June 30, 2001. These adjustments are of a normal recurring nature.

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

NEW ENGLAND PENSION PROPERTIES V;
A REAL ESTATE LIMITED PARTNERSHIP

NOTE 3 - Accrued Expenses for liquidation
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six month periods ended June 30, 2002, the Partnership incurred $12,693 and $34,484, respectively, of such expenses.

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

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of limited partnership units in December 1988. A total of 83,291 units were sold. The Partnership received proceeds of $74,895,253, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made nine real estate investments, all of which have been sold: two in 1994, two in 1997, three in 1999, one in 2000 and one in 2001. As a result of the sales and other capital transactions, capital of $74,404,636 has been returned to the limited partners through June 30, 2002. The adjusted capital contribution was reduced to $952 from $1,000 per unit in 1994, to $924 in 1995, to $616 in 1997, to $367 in
1999 to $229 in 2000 and to $96 in 2001.

     At June 30, 2002, the Partnership had $760,376 in cash and cash equivalents, which is being retained as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations and operational cash previously held in reserves relating to the first quarter of 2001 were made at an annualized rate of 9% on the adjusted capital contribution of $229.00 per unit. At the time of the first quarter distribution, the Partnership made two capital distributions: one consisting of original working capital previously held in reserves in the amount of $1,562,332 and the other consisting of the Santa Rita Plaza sales proceeds in the amount of $9,373,992. The sale distribution also included the note receivable and accrued interest proceeds received subsequent to quarter end in the amount of $1,338,797. There have been no other distributions since that time.

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

     Investment Results

     The operating results for the three and six month periods ended June 30, 2002 and 2001 are not comparable due to the sale of the Partnership's last remaining property in March 2001, as discussed above.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership incurred management fees during the six month period ended June 30, 2001 related to its final operational cash distribution.

     General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and six month periods ended June 30, 2001 were $57,490 and 118,002, respectively.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and six month periods ended June 30, 2002, the Partnership incurred $12,693 and $34,484, respectively of such expenses.

                        NEW ENGLAND PENSION PROPERTIES V;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2002

                                     PART II

                                OTHER INFORMATION
                               -------------------



Item 6.  Reports on Form 8-K


             Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

                                     NEW ENGLAND PENSION PROPERTIES V;
                                     A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)



August 13, 2002
                                     /s/ Alison L. Husid
                                     -------------------------------
                                     Alison L. Husid
                                     President, Chief Executive Officer
                                     and Director of Managing General Partner,
                                     Fifth Copley Corp.




August 13, 2002
                                     /s/ Jonathan Martin
                                     --------------------------------
                                     Jonathan Martin
                                     Principal Financial and Accounting
                                     Officer of Managing General Partner,
                                     Fifth Copley Corp.

                     STATEMENT PURSUANT TO 18 U.S.C.SS.1350

Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition of New England Pension Properties V at the end of such period and the results of operations of New England Pension Properties V for such period.

Dated: August 13, 2002            /s/ Alison L. Husid
                                  --------------------------------------
                                  President and Chief Executive Officer
                                  of the Managing General Partner, Fifth
                                  Copley Corp.


Dated: August 13, 2002            /s/ Jonathan Martin
                                  --------------------------------------
                                  Treasurer and Chief Financial Officer
                                  of the Managing General Partner, Fifth
                                  Copley Corp.